Form 10-Q
period 1995-02-28
HUTTON CONAM REALTY INVESTORS 5
filed 1995-04-17
CIK 761310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1995


                                       OR


TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


                        Commission file number: 0-14341


                        HUTTON/CONAM REALTY INVESTORS 5

             (Exact name of registrant as specified in its charter)




California                                                         11-2712111

(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                            Identification No.)

3 World Financial Center, 29th Floor, New York, NY                      10285

(Address of principal executive offices)                            (Zip Code)

(212) 526-3237

(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No



Consolidated Balance Sheets


                                                   February 28,    November 30,
Assets                                                    1995            1994

Investments in real estate:
    Land                                           $ 4,941,450     $ 4,941,450
    Buildings and improvements                      26,393,023      26,393,023

                                                    31,334,473      31,334,473
    Less- accumulated depreciation                 (10,332,178)    (10,050,009)

                                                    21,002,295      21,284,464

Cash and cash equivalents                            2,146,043       2,219,395
Restricted cash                                        266,032         223,328
Other assets, net of accumulated amortization of
    $43,039 in 1995 and $34,969 in 1994                227,638         218,518

       Total Assets                               $ 23,642,008    $ 23,945,705


Liabilities and Partners' Capital

Liabilities:
    Mortgage payable                               $ 6,478,600     $ 6,502,325
    Distribution payable                               439,975         381,311
    Accounts payable and accrued expenses              212,531         293,785
    Due to general partners and affiliates              41,041          38,643
    Security deposits                                  132,859         131,189

       Total Liabilities                             7,305,006       7,347,253

Partners' Capital:
    General Partners                                   194,841         200,071
    Limited Partners                                16,142,161      16,398,381

       Total Partners' Capital                      16,337,002      16,598,452

       Total Liabilities and Partners' Capital    $ 23,642,008    $ 23,945,705




Consolidated Statement of Partners' Capital
For the three months ended February 28, 1995


                                          General         Limited
                                         Partners        Partners        Total

Balance at December 1, 1994             $ 200,071    $ 16,398,381 $ 16,598,452
Net income                                  3,570         174,955      178,525
Cash distributions                         (8,800)       (431,175)    (439,975)

Balance at February 28, 1995            $ 194,841    $ 16,142,161 $ 16,337,002



Consolidated Statements of Operations
For the three months ended February 28, 1995 and 1994


Income                                             1995                  1994

Rental                                      $ 1,098,697           $ 1,062,647
Interest                                         28,111                15,102

    Total Income                              1,126,808             1,077,749

Expenses

Property operating                              499,545               529,554
Depreciation and amortization                   290,239               289,751
Interest                                        125,830               127,594
General and administrative                       32,669                29,561

    Total Expenses                              948,283               976,460

         Net Income                           $ 178,525             $ 101,289

Net Income Allocated:

To the General Partners                        $ 3,570                $ 4,826
To the Limited Partners                        174,955                 96,463

                                             $ 178,525              $ 101,289

Per limited partnership unit
        (57,490 outstanding)                    $ 3.04                 $ 1.68





Consolidated Statements of Cash Flows
For the three months ended February 28, 1995 and 1994

Cash Flows from Operating Activities:             1995                   1994

Net income                                   $ 178,525              $ 101,289
Adjustments to reconcile net income
to net cash provided by
operating activities:
    Depreciation and amortization              290,239                289,751
    Increase (decrease) in cash arising
    from changes in operating assets
    and liabilities:
         Fundings to restricted cash           (42,704)               (44,619)
         Other assets                          (17,190)                 1,819
         Accounts payable and accrued expenses (81,254)               (44,358)
         Due to general partners and affiliates  2,398                 (1,790)
         Security deposits                       1,670                 (1,017)

Net cash provided by operating activities      331,684                 301,075

Cash Flows from Financing Activities:

    Distributions                             (381,311)             (1,466,582)
    Receipt of deposit on financing                 --                  80,488
    Mortgage fees                                   --                 (39,124)
    Mortgage principal payments                (23,725)                (21,961)

Net cash used for financing activities        (405,036)             (1,447,179)

Net decrease in cash and cash equivalents      (73,352)             (1,146,104)
Cash and cash equivalents at
beginning of period                          2,219,395               2,927,635

Cash and cash equivalents at end of period $ 2,146,043             $ 1,781,531

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest     $ 125,830               $ 127,594



Notes to the Consolidated Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended November 30, 1994.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of February 28, 1995, the results of operations for the three months then ended and the changes in partners' capital and cash flows for the three months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred or material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At February 28, 1995, the Partnership had cash and cash equivalents of $2,146,043 which were invested in unaffiliated money market funds. The Partnership also maintains a restricted cash balance which totaled $266,032 at February 28, 1995. Restricted cash represents escrows for insurance and real estate taxes required under the terms of the mortgage loan for the Lakeview Village property. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses.

The General Partners declared a cash distribution of $7.50 per Unit for the quarter ended February 28, 1995 which will be paid to investors on or about April 18, 1995. The level and timing of any future cash distributions will be reviewed and determined on a quarterly basis.

Results of Operations

Partnership operations for the three months ended February 28, 1995 generated net income of $178,525 compared with net income of $101,289 for the corresponding period in fiscal 1994. After adding back depreciation and amortization, both non-cash expenses, and subtracting mortgage amortization, operations generated cash flow of $445,039 for the three months ended February 28, 1995 compared with cash flow of $369,079 for the corresponding period in fiscal 1994. The increase in net income and cash flow is primarily attributable to higher rental income and a decrease in property operating expenses.

Rental income totaled $1,098,697 for the three months ended February 28, 1995 compared with $1,062,647 for the corresponding period in fiscal 1994. The increase reflects higher rental income at all three of the Partnership's properties, especially at The Hamptons at Quail Hollow, due to rental rate increases instituted over the past year, partially offset by lower occupancy rates. Interest income totaled $28,111 for the three months ended February 28, 1995, compared with $15,102 for the corresponding period in fiscal 1994. The increase is due to higher rates of interest earned on cash balances.

Property operating expenses totaled $499,545 for the three months ended February 28, 1995 compared with $529,554 for the corresponding period in fiscal 1994. The decrease is primarily attributable to reduced administrative expenses at Canterbury Park, salary and advertising expenses at The Hamptons at Quail Hollow, and expenditures for routine property upgrades at Lakeview Village.

                                                        Three Months Ended
                                                            February 28,
Property                                                   1995       1994
Canterbury Park                                             97%        98%
The Hamptons at Quail Hollow                                95%        97%
Lakeview Village                                            92%        92%




PART II	OTHER INFORMATION


Item 1-5	Not applicable


Item 6          Exhibits and Reports on Form 8-K.

                (a)     Exhibits:  None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three month period covered by this report.



	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        HUTTON/CONAM REALTY INVESTORS 5

                BY:       RI 5 Real Estate Services, Inc.
												General Partner


                Dated:    April 13, 1995



                BY:       /S/ Paul L. Abbott
                Name:     Paul L. Abbott
                Title:    Director, President, Chief Executive Officer
                          and Chief Financial Officer