Form 10-Q
period 1995-05-31
HUTTON CONAM REALTY INVESTORS 5
filed 1995-07-17
CIK 761310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1995

                                        OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 0-14341


                        HUTTON/CONAM REALTY INVESTORS 5

             (Exact name of registrant as specified in its charter)


                California                                  11-2712111

(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)

3 World Financial Center, 29th Floor, New York, NY               10285
Attention:  Andre Anderson
(Address of principal executive offices)                       (Zip Code)



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

                          Consolidated Balance Sheets

                                             May 31,               November 30,
Assets                                         1995                       1994

Investments in real estate:
  Land                               $    4,941,450           $      4,941,450
  Buildings and improvements             26,393,023                 26,393,023

                                         31,334,473                 31,334,473
  Less accumulated depreciation         (10,614,348)               (10,050,009)

                                         20,720,125                 21,284,464

Cash and cash equivalents                 2,199,410                  2,219,395
Restricted cash                             301,434                    223,328
Other assets, net of accumulated
amortization of $51,109 in 1995
and $34,969 in 1994                         198,345                    218,518

       Total Assets                  $   23,419,314           $     23,945,705


Liabilities and Partners' Capital

Liabilities:
  Mortgage payable                   $    6,454,412           $      6,502,325
  Distribution payable                      439,974                    381,311
  Accounts payable and
   accrued expenses                         255,138                    293,785
  Due to general partners
   and affiliates                            41,617                     38,643
  Security deposits                         135,173                    131,189

       Total Liabilities                  7,326,314                  7,347,253

Partners' Capital:
       General Partners                     189,962                    200,071
       Limited Partners                  15,903,038                 16,398,381

         Total Partners' Capital         16,093,000                 16,598,452

         Total Liabilities and
         Partners' Capital            $  23,419,314           $     23,945,705





                  Consolidated Statement of Partners' Capital
                     For the six months ended May 31, 1995

                                      General          Limited
                                     Partners         Partners           Total

Balance at December 1, 1994      $    200,071   $   16,398,381  $   16,598,452
Net income                              7,490          367,007         374,497
Cash distributions                    (17,599)        (862,350)       (879,949)

Balance at May 31, 1995          $    189,962   $   15,903,038  $   16,093,000



                     Consolidated Statements of Operations



                                  Three months ended         Six months ended
                                       May 31,                   May 31,
Income                           1995          1994           1995         1994

Rental                      $ 1,116,752  $ 1,033,372   $ 2,215,449  $ 2,096,019
Interest                         29,674       13,055        57,785       28,157

  Total Income                1,146,426    1,046,427     2,273,234    2,124,176

Expenses

Property operating              506,595      495,950     1,006,140    1,025,504
Depreciation and amortization   290,240      289,866       580,479      579,617
Interest                        125,367      127,165       251,197      254,759
General and administrative       28,252       27,488        60,921       57,049

  Total Expenses                950,454      940,469     1,898,737    1,916,929


    Net Income              $   195,972   $  105,958   $   374,497  $   207,247

Net Income Allocated:

To the General Partners     $     3,920   $    4,872    $    7,490  $     9,698
To the Limited Partners         192,052      101,086       367,007      197,549

                            $   195,972   $  105,958    $  374,497  $   207,247

Per limited partnership unit
(57,490 outstanding)        $      3.34   $     1.76    $     6.38  $      3.44

                     Consolidated Statements of Cash Flows
                 For the six months ended May 31, 1995 and 1994

Cash Flows from Operating Activities:            1995                      1994

Net income                                $   374,497            $      207,247
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Depreciation and amortization               580,479                   579,617
  Increase (decrease) in cash arising
   from changes in operating
   assets and liabilities:
      Fundings to restricted cash             (78,106)                  (89,758)
      Other assets                              4,033                    16,839
      Accounts payable and accrued expenses   (38,647)                  (20,692)
      Due to general partners and affiliates    2,974                    (5,842)
      Security deposits                         3,984                     9,845

Net cash provided by operating activities     849,214                   697,256

Cash Flows from Financing Activities:

  Distributions                              (821,286)               (1,847,893)
  Receipt of deposit on financing                   0                   278,487
  Mortgage fees                                     0                   (40,773)
  Mortgage principal payments                 (47,913)                  (44,351)

Net cash used for financing activities       (869,199)               (1,654,530)

Net decrease in cash and cash equivalents     (19,985)                 (957,274)
Cash and cash equivalents at
 beginning of period                        2,219,395                 2,927,635

Cash and cash equivalents at
 end of period                            $ 2,199,410            $    1,970,361

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest  $   251,197            $      254,759

                 Notes to the Consolidated Financial Statements


The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1994 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of May 31, 1995 and the results of operations and cash flows for the six months ended May 31, 1995 and 1994 and the statement of changes in the partners' capital for the six months ended May 31, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent for fiscal year 1994, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At May 31, 1995, the Partnership had cash and cash equivalents of $2,199,410 which were invested in unaffiliated money market funds, compared with $2,219,395 at November 30, 1994. The Partnership also maintains a restricted cash balance which totaled $301,434 at May 31, 1995 compared with $223,328 at November 30, 1994. Restricted cash represents escrows for insurance and real estate taxes required under the terms of the mortgage loan for the Lakeview Village property. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses.

Accounts payable and accrued expenses were $255,138 at May 31, 1995 compared to $293,785 at fiscal year end 1994. The decrease is primarily a result of the payment of real estate taxes on two of the Partnership's properties in January and the payment of 1994 audit expenses in the first quarter of 1995.

The General Partners declared a cash distribution of $7.50 per Unit for the quarter ended May 31, 1995 which will be paid to the limited partners on or about July 17, 1995. The level and timing of any future cash distributions will be reviewed and determined on a quarterly basis.

Results of Operations

Partnership operations for the three and six months ended May 31, 1995 generated net income of $195,972 and $374,497, respectively, compared with net income of $105,958 and $207,247 for the corresponding periods in fiscal 1994. After adding back depreciation and amortization, both non-cash expenses, and subtracting mortgage amortization, operations generated cash flow of $462,024 and $907,063 for the three and six months ended May 31, 1995, respectively, compared with cash flow of $373,434 and $742,513 for the corresponding periods in fiscal 1994. The increase in net income and cash flow is primarily attributable to higher rental income and, for the six month period, a decrease in property operating expenses.

Rental income totaled $1,116,752 and $2,215,449 for the three and six months ended May 31, 1995, respectively, compared with $1,033,372 and $2,096,019 for the corresponding periods in fiscal 1994. The increases reflect higher rental income at all three of the Partnership's properties, especially at The Hamptons at Quail Hollow, due to rental rate increases instituted over the past year. Rental income also increased due to significantly higher average occupancy at Lakeview Village from the second quarter of 1994 during which a number of leases had expired.

Property operating expenses totaled $506,595 and $1,006,140 for the three and six months ended May 31, 1995 compared with $495,950 and $1,025,504 for the corresponding periods in fiscal 1994. The increase for the three-month period is primarily attributable to repair and maintenance expenses incurred at Canterbury Park and The Hamptons at Quail Hollow. The decrease for the six-month period is primarily attributable to lower rental administration costs at all three of the properties and lower repair and maintenance expenses at Lakeview Village.

For the three and six months ended May 31, 1995 and 1994, average occupancy levels at each of the properties were as follows:

                              Three Months Ended               Six Months Ended
                                  May 31,                            May 31,
Property                       1995        1994                1995        1994
Canterbury Park                 95%         95%                 96%         97%
The Hamptons at Quail Hollow    97%         98%                 96%         97%
Lakeview Village                95%         89%                 94%         90%



PART II OTHER INFORMATION


Items 1-5	Not Applicable


Item 6	Exhibits and Reports on Form 8-K.

	(a)  Exhibits - None

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


Dated:  July 14, 1995



             BY:       /S/ Paul L. Abbott
             Name:     Paul L. Abbott
             Title:    Director, President, Chief Executive Officer
                       and Chief Financial Officer