Form 10-Q
period 1995-08-31
HUTTON CONAM REALTY INVESTORS 5
filed 1995-10-16
CIK 761310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1995

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 0-14341


                        HUTTON/CONAM REALTY INVESTORS 5

             (Exact name of registrant as specified in its charter)


        California                                            11-2712111

(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

3 World Financial Center, 29th Floor, New York, NY
ATTN: Andre Anderson                                               10285

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

Consolidated Balance Sheets


                                              August 31,           November 30,
Assets                                             1995                   1994

Investments in real estate:
  Land                                   $    4,941,450       $      4,941,450
  Buildings and improvements                 26,393,023             26,393,023

                                             31,334,473             31,334,473
  Less accumulated depreciation             (10,892,035)           (10,050,009)

                                             20,442,438             21,284,464

Cash and cash equivalents                     2,292,772              2,219,395
Restricted cash                                 344,212                223,328
Other assets, net of accumulated
amortization of $59,179 in 1995
and $34,969 in 1994                             188,930                218,518

     Total Assets                        $   23,268,352       $     23,945,705


Liabilities and Partners' Capital

Liabilities:
  Mortgage payable                       $    6,429,753       $      6,502,325
  Distribution payable                          439,974                381,311
  Accounts payable and accrued expenses         355,134                293,785
  Due to general partners and affiliates         54,367                 38,643
  Security deposits                             136,283                131,189

     Total Liabilities                        7,415,511              7,347,253

Partners' Capital:
  General Partners                              185,159                200,071
  Limited Partners                           15,667,682             16,398,381

     Total Partners' Capital                 15,852,841             16,598,452

     Total Liabilities and
     Partners' Capital                   $   23,268,352       $     23,945,705



Consolidated Statement of Partners' Capital
For the nine months ended August 31, 1995

                                        General         Limited
                                        Partners        Partners          Total

Balance at December 1, 1994         $    200,071   $  16,398,381   $ 16,598,452
Net income                                11,486         562,826        574,312
Cash distributions                       (26,398)     (1,293,525)    (1,319,923)

Balance at August 31, 1995          $    185,159   $  15,667,682   $ 15,852,841


Consolidated Statements of Operations

                                    Three months ended        Nine months ended
                                        August 31,                August 31,
Income                              1995          1994         1995        1994

Rental                       $ 1,129,170   $ 1,085,577  $ 3,344,619 $ 3,181,596
Interest                          26,845        16,993       84,630      45,150

  Total Income                 1,156,015     1,102,570    3,429,249   3,226,746

Expenses

Property operating               510,273       418,341    1,516,413   1,443,845
Depreciation and amortization    285,757       290,116      866,236     869,733
Interest                         124,896       126,729      376,093     381,488
General and administrative        35,274        30,877       96,195      87,926

  Total Expenses                 956,200       866,063    2,854,937   2,782,992


     Net Income              $   199,815   $   236,507  $   574,312 $   443,754

Net Income Allocated:

To the General Partners      $     3,996   $     6,179  $    11,486 $    15,877
To the Limited Partners          195,819       230,328      562,826     427,877

                             $   199,815   $   236,507  $   574,312 $   443,754

Per limited partnership unit
        (57,490 outstanding) $      3.41   $      4.00  $      9.79 $      7.44

Consolidated Statements of Cash Flows
For the nine months ended August 31, 1995 and 1994

Cash Flows from Operating Activities:                  1995                1994

Net income                               $          574,312   $         443,754
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Depreciation and amortization                     866,236             869,733
  Increase (decrease) in cash arising from changes
   in operating assets and liabilities:
  Fundings to restricted cash                      (120,884)           (134,867)
  Other assets                                        5,378              16,838
  Accounts payable and accrued expenses              61,349              66,564
  Due to general partners and affiliates             15,724              (1,513)
  Security deposits                                   5,094              11,942

Net cash provided by operating activities         1,407,209           1,272,451

Cash Flows from Investing Activities:

  Additions to real estate                                0             (39,780)

Net cash used for investing activities                    0             (39,780)


Cash Flows from Financing Activities:

  Distributions                                  (1,261,260)         (2,229,204)
  Receipt of deposit on financing                         0             278,487
  Mortgage fees                                           0             (41,131)
  Mortgage principal payments                       (72,572)            (67,177)

Net cash used for financing activities           (1,333,832)         (2,059,025)

Net increase (decrease) in cash and cash
equivalents                                          73,377            (826,354)
Cash and cash equivalents at beginning
of period                                         2,219,395           2,927,635

Cash and cash equivalents at end
of period                                $        2,292,772   $       2,101,281

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest $          376,093   $         381,488

Notes to the Consolidated Financial Statements


The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1994 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of August 31, 1995 and the results of operations and cash flows for the nine months ended August 31, 1995 and 1994 and the statement of changes in the partners' capital for the nine months ended August 31, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At August 31, 1995, the Partnership had cash and cash equivalents of $2,292,772 which were invested in unaffiliated money market funds, compared with $2,219,395 at November 30, 1994. The Partnership also maintains a restricted cash balance which totaled $344,212 at August 31, 1995 compared with $223,328 at November 30, 1994. Restricted cash represents escrows for insurance and real estate taxes required under the terms of the mortgage loan for the Lakeview Village property. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses.

Accounts payable and accrued expenses totaled $355,134 at August 31, 1995 compared to $293,785 at November 30,1994. The increase is primarily a result of timing for the accrual of real estate taxes on the Partnership's properties.

The General Partners declared a cash distribution of $7.50 per Unit for the quarter ended August 31, 1995 which will be paid to the limited partners on or about October 16, 1995. The level and timing of any future cash distributions will be reviewed and determined on a quarterly basis.

Results of Operations

Partnership operations for the three and nine months ended August 31, 1995 generated net income of $199,815 and $574,312, respectively, compared with net income of $236,507 and $443,754 for the corresponding periods in fiscal 1994. After adding back depreciation and amortization, both non-cash expenses, and subtracting mortgage amortization and additions to real estate, operations generated cash flow of $460,913 and $1,367,976 for the three and nine months ended August 31, 1995, respectively, compared with cash flow of $464,017 and $1,206,530 for the corresponding periods in fiscal 1994. The increase in net income and cash flow for the nine-month period is primarily attributable to higher rental and interest income. The decrease in net income and cash flow for the three-month period is primarily attributable to an increase in property operating expense.

Rental income totaled $1,129,170 and $3,344,619 for the three and nine months ended August 31, 1995, respectively, compared with $1,085,577 and $3,181,596 for the corresponding periods in fiscal 1994. The increases reflect higher rental income at all three of the Partnership's properties, due to rental rate increases instituted over the past year at all three properties and higher average occupancy at Lakeview Village.

Property operating expenses totaled $510,273 and $1,516,413 for the three and nine months ended August 31, 1995 compared with $418,341 and $1,443,845 for the corresponding periods in fiscal 1994. The increase is primarily attributable to roof repairs at The Hamptons at Quail Hollow, and carpeting and floor tiling expenses incurred at Lakeview Village.

For the three and nine months ended August 31, 1995 and 1994, average occupancy levels at each of the properties were as follows:

                                     Three Months Ended      Nine Months Ended
                                         August 31,              August 31,
Property                             1995          1994      1995         1994
Canterbury Park                       96%           96%       96%          96%
The Hamptons at Quail Hollow          96%           97%       96%          97%
Lakeview Village                      95%           92%       94%          92%



PART II	OTHER INFORMATION


Items 1-5	Not Applicable


Item 6          Exhibits and Reports on Form 8-K.

                (a)        Exhibits

                (27)       Financial Data Schedule

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three-month period covered by this report.

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


        Dated:    October 16, 1995


                BY:        /S/ Paul L. Abbott
                Name:      Paul L. Abbott
                Title:     Director, President,
                           Chief Executive Officer
                           and Chief Financial Officer