Form 10-K
period 1995-11-30
HUTTON CONAM REALTY INVESTORS 5
filed 1996-02-28
CIK 761310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

	For the fiscal year ended: November 30, 1995

	OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

	For the transition period from _____ to _____

Commission file number:  0-014341


	HUTTON/CONAM REALTY INVESTORS 5
	Exact name of Registrant as specified in its charter


California                                   11-2712111
State or other jurisdiction of incorporation I.R.S. Employer Identification No.

Attention:  Andre Anderson
3 World Financial Center, 29th Floor, New York, New York        10285
Address of principal executive offices                          zip code

Registrant's telephone number, including area code: (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

	UNITS OF LIMITED PARTNERSHIP INTEREST
	Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   (X)

Documents Incorporated by Reference:

Portions of Prospectus of Registrant dated March 27, 1985 (included in Amendment No. 1 to Registration Statement No. 2-95481 of Registrant, filed March 27, 1985) are incorporated herein by reference into Part III of this report.

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1995.

PART I

Item 1.  Business

(a) General Development of Business

Hutton/ConAm Realty Investors 5 (the "Registrant") was organized as a limited partnership under the laws of the State of California pursuant to a Certificate and Agreement of Limited Partnership dated June 28, 1984 and filed June 29, 1984, as last amended and restated on August 20, 1985. RI 5 Real Estate Services, Inc., a Delaware corporation ("RI 5 Services," formerly Hutton Real Estate Services IX, Inc.), and ConAm Property Services IV, Ltd., a California limited partnership ("ConAm Services"), are the general partners (together, the "General Partners") of the Registrant.

Commencing March 27, 1985, the Registrant began offering through E.F. Hutton & Company Inc., an affiliate of the Registrant, up to a maximum of 120,000 units of limited partnership interest (the "Units") at $500 per Unit. Investors who purchased the Units (the "Limited Partners") are not required to make any additional capital contributions. The Units were registered under the Securities Act of 1933, as amended, under Registration Statement No. 2-95481, which Registration Statement was declared effective on March 27, 1985. The offering of Units terminated on January 23, 1986. Upon termination of the offering, the Registrant had accepted subscriptions for 57,490 Units for an aggregate of $28,745,000.

(b) Narrative Description of Business

The Registrant is engaged in the business of acquiring, operating and holding for investment multifamily residential properties which by virtue of their location and design and the nature of the local real estate market have the potential for long-term capital appreciation and generation of current income. All of the proceeds available for investment in real estate were invested in one residential apartment property and two joint ventures, each of which owns a specified property. Funds held as a working capital reserve are invested in bank certificates of deposit, unaffiliated money market funds or other highly liquid short-term investments where there is appropriate safety of principal in accordance with the Registrant's investment objectives and policies.

The Registrant's principal investment objectives with respect to its interests in real property are:

(1)	capital appreciation;

(2)     distributions of net cash from operations attributable to rental income;
        and

(3)	preservation and protection of capital.

Distributions of net cash from operations will be the Registrant's objective during its operational phase, while preservation and appreciation of capital continues to be the Registrant's longer-term objectives. The attainment of the Registrant's investment objectives will depend on many factors, including future economic conditions in the United States as a whole and, in particular, in the localities in which the Registrant's properties are located, especially with regard to achievement of capital appreciation.

From time to time the Registrant expects to sell its real property investments taking into consideration such factors as the amount of appreciation in value, if any, to be realized and the possible risks of continued ownership. In consideration of these factors and improving market conditions, the General Partners will begin marketing Canterbury Park Apartments in Raleigh, North Carolina for sale over the next several months. There is no assurance that a sale will be completed or that any particular price for the property can be obtained. No property will be sold, financed or refinanced by the Registrant without the agreement of both General Partners. Proceeds from the sale, financing or refinancing of properties will not be reinvested and may be distributed to the Limited Partners and General Partners (sometimes referred to together herein as the "Partners"), so that the Registrant will, in effect, be self-liquidating. If deemed necessary, the Registrant may retain a portion of t he proceeds from any sale, financing or refinancing as capital reserves. As partial payment for properties sold, the Registrant may receive purchase money obligations secured by mortgages or deeds of trust. In such cases, the amount of such obligations will not be included in Net Proceeds From Sale or Refinancing (distributable to the Partners) until and only to the extent the obligations are realized in cash, sold or otherwise liquidated.

Since inception, the Registrant has acquired three residential apartment complexes (collectively, the "Properties") either directly or through investments in joint ventures. As of November 30, 1995, the Registrant has interests in the Properties as follows: (1) Lakeview Village at Ponte Vedra Lakes, a 240-unit apartment complex, located in Ponte Vedra Beach, Florida; (2) Canterbury Park Apartments, a 96-unit apartment complex, located in Raleigh, North Carolina; and (3) The Hamptons at Quail Hollow, a 232-unit apartment complex, located in Charlotte, North Carolina. For further information on each of the Properties, see Item 2 of this report and Note 4 to the Consolidated Financial Statements incorporated herein by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1995 which is filed as an exhibit under Item 14.

Competition

The Registrant's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and such competition has increased since the Registrant's investment in the Properties due principally to the addition of newly constructed apartment complexes offering increased residential and recreational amenities. The investment properties have also been subject to competition from condominiums and single-family properties especially during periods of low mortgage interest rates. The Registrant competes with other real estate owners and developers in the rental and leasing of its Properties by offering competitive rental rates and, if necessary, leasing incentives. Such competition may have an effect on the occupancy levels and revenues of the Properties. The occupancy levels at the property in Florida reflect some seasonality, which is typical in the market. In some cases, the Registrant may compete with other properties owned by partnerships affiliated with either General Partner of the Registrant.

For information with respect to market conditions in each of the areas where the Partnership's Properties are located, please refer to Item 2 below.

Employees

The Registrant has no employees. Services are provided by RI 5 Services, ConAm Services, ConAm Management Corporation ("ConAm Management"), an affiliate of ConAm Services, as well as Service Data Corporation and First Data Investor Services Group, both unaffiliated companies. The Registrant has entered into management agreements with ConAm Management pursuant to which ConAm Management provides property management services with respect to the Properties. First Data Investor Services Group has been retained by the Registrant to provide all accounting and investor communication functions, while Service Data Corporation
provides transfer agent services.   See Item 13 of this report for a further
description of the service and management agreements between the Registrant and affiliated entities.


Item 2.  Properties

Below is a description of the Registrant's Properties and a discussion of current market conditions in each of the areas where the Properties are located. For information on the purchase of the Properties, reference is made to Note 4 to the Consolidated Financial Statements in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1995, which is filed as an exhibit under Item 14. Appraised values of the Partnership's real estate investments are incorporated by reference to the Partnership's Annual Report to Unitholders. Average occupancy rates at each property are incorporated by reference to Item 7.

Canterbury Park - Raleigh, North Carolina
This 96-unit apartment community is located in a residential section northwest of Raleigh's central business district. Conditions in the Raleigh apartment market remain strong, characterized by low vacancy rates and increasing rental rates. As of the third quarter of 1995, occupancy in Wake county, where Canterbury Park is located, stood at approximately 97%, with rental rates increasing approximately 7% over the past year. Occupancy in Canterbury Park's submarket was approximately 95% as of September 1995 with rental rates increasing approximately 6% from the year earlier. The strong market conditions have spurred new construction and, as of September 1995, eight new projects were under construction containing a total of 1,852 units. Given the area's strong economy and healthy absorption, it is not expected that the new construction will have a materially adverse impact on the apartment market. Given favorable market conditions, particularly in the Raleigh, North Carolina area, the General Partners will begin marketing Canterbury Park for sale over the next several months. There can be no assurances that a sale will be completed or that any particular price for the property can be obtained.


The Hamptons at Quail Hollow - Charlotte, North Carolina
The Hamptons is a 232-unit apartment community located in the southeast portion of Charlotte, North Carolina. Conditions in the Charlotte apartment market continue to be strong as occupancy rates remain high and average rental rates continue to increase. As of the third quarter of 1995, average occupancy in the Charlotte apartment market was approximately 97%. In the Southeast submarket, where The Hamptons is located, occupancy was also approximately 97%. Given the strong market conditions, several apartment projects are in the planning or construction phase. The Southeast submarket has approximately 1,526 new apartment units under construction with an additional 1,744 new units proposed. These new units could have an adverse impact on the market's occupancy in the short term; however, it is expected that Charlotte's healthy rate of absorption will be able to accommodate the new construction over the long run.

Lakeview Village - Ponte Vedra Beach, Florida Lakeview Village is 240-unit complex located in Ponte Vedra Beach, an ocean-front community situated in southeast Jacksonville, Florida. The Ponte Vedra Beach area has experienced notable population growth and limited new construction in recent years, resulting in strong occupancy for area apartment complexes. A local survey of the Ponte Vedra Beach area reported an average apartment occupancy rate of 95% in the fourth quarter of fiscal 1995. The use of rental concessions in the market is virtually non-existent. Given the strong market conditions, several apartment projects are in the planning or construction phase. In July 1995, construction of phase one of a new development containing 240 units was completed. Phase two of this project, which will contain an additional 178 units, is expected to be completed by the end of 1996. A separate project containing 252 units is to be built in the Ponte Vedra area and a project with an additional 200 to 300 units is awaiting permits to be gin construction. All this construction is expected to intensify competition in the Ponte Vedra area market.

Item 3.  Legal Proceedings

The Registrant is not subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended November 30, 1995, no matter was submitted to a vote of Unitholders through the solicitation of proxies or otherwise.


PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

As of November 30, 1995, the number of Unitholders of record was 2,716.

No established public trading market exists for the Units, and it is not anticipated that such a market will develop in the future.

Distributions of Net Cash From Operations are determined by the General Partners on a quarterly basis, with distributions generally occurring approximately 45 days after the end of each quarter. Distributions to the Limited Partners are made from net operating income with respect to the Registrant's investment in the Properties and from interest on short-term investments. Information on cash distributions paid by the Partnership for the past two fiscal years is incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1995, which is filed as an exhibit under Item 14. Reference is made to Item 7 for a discussion of the General Partners' expectations for future cash distributions.

Item 6.   Selected Financial Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended November 30, 1995, which is filed as an exhibit under Item 14.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At November 30, 1995, the Partnership had cash and cash equivalents of $2,253,221, which were invested in unaffiliated money market funds, relatively unchanged from $2,219,395 at November 30, 1994. The Partnership also maintained a restricted cash balance of $219,436 at November 30, 1995 compared with $223,328 at November 30, 1994. Restricted cash represents escrows for insurance premiums and real estate taxes, required under the terms of the mortgage loan for the Lakeview Village property. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses.

On October 28, 1993, the Partnership obtained replacement financing on its Lakeview Village property from The Penn Mutual Life Insurance Company, an unaffiliated party. Total proceeds of $6,600,000 were received and are collateralized by a Mortgage and Security Agreement and an Assignment of Rents and Leases Agreement encumbering the property. The loan is for a term of seven years and bears interest at an annual rate of 7.75% requiring monthly installments of principal and interest based on a 25-year amortization schedule. The proceeds of this financing along with Partnership cash reserves were used to repay the outstanding amounts due Aetna Life Insurance Company on the Partnership's prior mortgage which totaled $6,711,610. Partnership cash reserves were also used to pay refinancing expenses of $184,825 and fund escrows of $355,664. Escrowed funds for real estate taxes and insurance are required under the terms of the loan and are included in the restricted cash balance of $219,4 36 and $223,328 at November 30, 1995 and 1994, respectively.

Following the completion of the refinancing in October 1993, the General Partners reassessed the adequacy of the Partnership's cash reserve and cash flow from operations and reinstated cash distributions beginning with the fourth quarter of fiscal 1993. A distribution in the amount of $25.00 per unit was paid on January 14, 1994, and quarterly distributions of $6.50 per Unit were paid for each of the four quarters of fiscal 1994. Distributions were raised to $7.50 in the first quarter of 1995, and remained at this level for each of the four quarters of fiscal 1995. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs.

During the remainder of 1996, the General Partners intend to implement an extensive improvement program at Lakeview Village and The Hamptons at Quail Hollow, to upgrade the properties. This program, which includes roof repairs at Lakeview Village and exterior painting and asphalt repairs at The Hamptons, is intended to maintain the properties' position within their respective markets, which are growing increasingly competitive with the addition of new apartment properties. It is also hoped that these improvements will allow for greater increases in rental rates, thereby improving the property's revenue and value, and making it better positioned for eventual sale. It is anticipated that cash from reserves may be required to fund a portion of the distributions during 1996 as a result of capital expenditures required at two of the Partnership's properties.

Given favorable market conditions, particularly in the Raleigh, North Carolina area, the General Partners will begin marketing Canterbury Park for sale over the next several months. There can be no assurances that a sale will be completed or that any particular price for the property can be obtained.

Results of Operations

1995 versus 1994
Partnership operations for the fiscal year ended November 30, 1995 generated net income of $759,410, compared with net income of $622,853 in fiscal 1994. Net cash provided by operating activities was $1,902,751 for the fiscal year ended November 30, 1995 compared to $1,798,897 in fiscal 1994. The increase in net income and cash flow is primarily attributable to higher rental income.

Rental income totaled $4,471,922 for the fiscal year ended November 30, 1995 compared with $4,268,124 in fiscal 1994. The increase reflects higher rental income at all three properties, and is primarily attributable to increases in rental rates at each property during the past year. Interest income totaled $111,447 for the fiscal year ended November 30, 1995 compared to $68,380 in fiscal 1994. The increase is the result of the Partnership earning higher interest rates on its invested cash in 1995 compared to 1994.

Property operating expenses totaled $2,061,086 for the fiscal year ended November 30, 1995 compared with $1,919,655 in fiscal 1994. The increase is primarily due to higher repairs and maintenance expenses at The Hamptons and Lakeview Village. These expenses included exterior painting and roof repairs at The Hamptons and carpet replacement and floor tiling at Lakeview Village.

1994 versus 1993
Partnership operations for the fiscal year ended November 30, 1994 generated net income of $622,853, compared with net income of $382,428 in fiscal 1993. Net cash provided by operating activities was $1,798,897 for the fiscal year ended November 30, 1994 compared to $1,315,963 in fiscal 1993. The increase in net income and cash flow is primarily attributable to higher rental income and a decrease in interest expense due to the Lakeview Village refinancing.

Rental income totaled $4,268,124 for the fiscal year ended November 30, 1994 compared with $4,135,984 in fiscal 1993. The increase reflects higher rental income at Canterbury Park and The Hamptons at Quail Hollow, and is primarily attributable to increases in rental rates at each property.

Property operating expenses totaled $1,919,655 for the fiscal year ended November 30, 1994 compared with $1,900,650 in fiscal 1993. The increase is primarily due to higher rental administrative expenses (salary, utility, and insurance expenses) at Canterbury Park. Interest expense totaled $507,772 for the fiscal year ended November 30, 1994 compared with $646,407 in fiscal 1993. The decrease is due to the replacement financing on the Lakeview Village property obtained in October 1993 at a lower rate of interest. General and administrative expenses totaled $125,710 for the fiscal year ended November 30, 1994 compared with $140,826 in fiscal 1993. The decrease is primarily due to a reduction in legal and administrative costs incurred in fiscal 1994.

The average occupancy levels at each of the properties for the years ended November 30, 1995, 1994 and 1993 were as follows:

	 Twelve Months Ended November 30,
        Property                        1995    1994    1993
        Canterbury Park                 97%     97%     98%
        The Hamptons at Quail Hollow    96%     97%     96%
        Lakeview Village                95%     93%     96%


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1995, which is filed as an exhibit under
Item 14. Supplementary Data is incorporated by reference to pages F-1 to F-4 of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


PART III


Item 10.  Directors and Executive Officers of the Registrant

The Registrant has no officers or directors. RI 5 Services and ConAm Services, the co-General Partners of the Registrant, jointly manage and control the affairs of the Registrant and have general responsibility and authority in all matters affecting its business.

RI 5 Services

RI 5 Services (formerly Hutton Real Estate Services IX, Inc.) is a Delaware corporation formed on December 23, 1982, as a wholly-owned subsidiary of LB I Group Inc. (formerly the E.F. Hutton Group Inc. , the "Hutton Group"). LB I Group Inc. is now a wholly-owned subsidiary of Lehman Brothers Inc. ("Lehman"). See the section captioned "Certain Matters Involving Affiliates of RI 5 Services" below for a description of the Hutton Group's acquisition by Shearson Lehman Brothers, Inc. ("Shearson") and the subsequent sale of certain of Shearson's domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"), which resulted in a change in the General Partner's name.

Certain officers and directors of RI 5 Services are now serving (or in the past have served) as officers or directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which the real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure. The names and positions held by the directors and executive officers of RI5 Services are set forth below. There are no family relationships between any officers or directors.

        Name                    Office

	Paul L. Abbott		Director, President, Chief Financial
                                Officer and Chief Executive Officer
        Donald E. Petrow        Vice President
	Kate Hobson		Vice President

Paul L. Abbott, 50, is a Managing Director of Lehman. Mr. Abbott joined Lehman in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

Donald E. Petrow, 39, is a First Vice President of Lehman Brothers Inc. Since March 1989, he has been responsible for the investment management and restructuring of various investment portfolios, including but not limited to, federal insured mortgages, tax exempt bonds, multifamily and commercial real estate. From November 1981 to February 1989, Mr. Petrow, as Vice President of Lehman, was involved in investment banking activities relating to partnership finance and acquisitions. Prior to joining Lehman, Mr. Petrow was employed in accounting and equipment leasing firms. Mr. Petrow holds a B.S. Degree in accounting from Saint Peters College and an M.B.A in Finance from Pace University.

Kate Hobson, 29, is an Assistant Vice President of Lehman and has been a member of the Diversified Asset Group since 1992. Prior to joining Lehman, Ms. Hobson was associated with Cushman & Wakefield serving as a real estate accountant from 1990 to 1992. Prior to that, Ms. Hobson was employed by Cambridge Systematics, Inc. as a junior land planner. Ms. Hobson received a B.A. degree in sociology from Boston University in 1988.

ConAm Services

ConAm Services is a California limited partnership organized on August 30, 1982. The sole general partner of ConAm Services is Continental American Development, Inc. ("ConAm Development"). The names and positions held by the directors and executive officers of ConAm Development are set forth below. There are no family relationships between any officers or directors.

        Name                    Office

        Daniel J. Epstein       President and Director
	E. Scott Dupree		Vice President/Director
        Robert J. Svatos        Vice President/Director
	Ralph W. Tilley		Vice President
        J. Bradley Forrester    Vice President

Daniel J. Epstein, 56, has been the President and a Director of ConAm Development and ConAm Management (or its predecessor firm) and a general partner of Continental American Properties, Ltd. ("ConAm"), an affiliate of ConAm Services, since their inception. Prior to that time Mr. Epstein was Vice President and a Director of American Housing Guild, which he joined in 1969.
At American Housing Guild, he was responsible for the formation of the Multi-Family Division and directed its development and property management activities. Mr. Epstein holds a Bachelor of Science degree in Engineering from the University of Southern California.

E. Scott Dupree, 45, is a Vice President and general counsel of ConAm Management responsible for negotiation, documentation, review and closing of acquisition, sale and financing proposals. Mr. Dupree also acts as principal legal advisor on general legal matters ranging from issues and contracts involving the management company to supervision of litigation and employment issues. Prior to joining ConAm Management in 1985, he was corporate counsel to Trusthouse Forte, Inc., a major international hotel and restaurant corporation. Mr. Dupree holds a B.A. from United States International University and a Juris Doctorate degree from the University of San Diego.

Robert J. Svatos, 37, is a Vice President and is the Chief Financial Officer of ConAm Management. His responsibilities include the accounting, treasury and data processing functions of the organization. Prior to joining ConAm Management in 1988, he was the Chief Financial Officer for AmeriStar Financial Corporation, a nationwide mortgage banking firm. Mr. Svatos holds an M.B.A. in Finance from the University of San Diego and a Bachelor's of Science degree in Accounting from the University of Illinois. He is a Certified Public Accountant.

Ralph W. Tilley, 41, is a Vice President and Treasurer of ConAm Management. He is responsible for the financial aspects of syndications and acquisitions, the company's asset management portfolio and risk management activities. Prior to joining ConAm Management in 1980, he was a senior accountant with KPMG Peat Marwick, specializing in real estate. He holds a Bachelor's of Science degree in Accounting from San Diego State University and is a Certified Public Accountant.

J. Bradley Forrester, 38, currently serves as a Senior Vice President of ConAm Management Corporation. He is responsible for property acquisition and disposition on a nationwide basis. Additionally, he is involved with the company's real estate development activities. Prior to joining ConAm, Mr. Forrester served as Senior Vice President - Commercial Real Estate for First Nationwide Bank in San Francisco, where he was responsible for a $2 billion problem asset portfolio including bank-owned real estate and non-performing commercial real estate loans. His past experience includes significant involvement in real estate development and finance, property acquisitions and dispositions and owner's representation matters. Prior to entering the real estate profession, he worked for KPMG Peat Marwick in Dallas, Texas. Mr. Forrester holds a Bachelor of Science degree in Accounting from Louisiana State University. He received his CPA certification in the State of Texas.

Certain Matters Involving Affiliates of RI 5 Services

On July 31, 1993, Shearson sold certain of its domestic retail brokerage and asset management businesses to Smith Barney. Subsequent to the sale, Shearson changed its name to "Lehman Brothers Inc." The transaction did not affect the ownership of the Partnership's General Partners. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, the Hutton Real Estate Services general partner changed its name to "RI 5 Real Estate Services, Inc." and the Hutton Group changed its name to "LB I Group Inc." to delete any reference to "Hutton."


Item 11.  Executive Compensation

Neither of the General Partners nor any of their directors or executive officers received any compensation from the Registrant. See Item 13 below with respect to a description of certain costs of the General Partners and their affiliates reimbursed by the Registrant.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of November 30, 1995, no person was known by the Registrant to be the beneficial owner of more than five percent of the Units of the Registrant. Neither of the General Partners nor any of their directors or executive officers owns any Units.


Item 13.  Certain Relationships and Related Transactions

RI 5 Services and ConAm Services each received $17,599 as its allocable share of Net Cash from Operations with respect to the fiscal year ended November 30, 1995. Pursuant to the Certificate and Agreement of Limited Partnership of the Registrant, for the fiscal year ended November 30, 1995, $25,193 of the Registrant's net income was allocated to the General Partners ($10,929 to RI 5 Services and $14,264 to ConAm Services). For a description of the share of Net Cash from Operations and the allocation of income and loss to which the General Partners are entitled, reference is made to the discussion under the caption "Distributions and Allocations" contained on pages 50 through 54 of the Prospectus of the Registrant dated March 27, 1985 (the "Prospectus") contained in Amendment No. 1 to Registration Statement No. 2-95481, which discussion is incorporated herein by reference.

The Registrant has entered into property management agreements with ConAm Management pursuant to which ConAm Management has assumed direct responsibility for day-to-day management of the Properties owned by the Registrant or its joint ventures. It is the responsibility of ConAm Management to select resident managers and local property managers, where appropriate, and monitor
their performance.   ConAm Management's services also include the supervision
of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, and related services. For such services, ConAm Management is entitled to receive a management fee as described on pages 33 and 34 of the Prospectus under the caption "Investment Objectives and Policies - Management of Properties," which description is herein incorporated by reference. A summary of property management fees earned by ConAm Management during the past three fiscal years is incorporated by reference to Note 6 "Transa ctions with Related Parties" of the Notes to Consolidated Financial Statements.

Pursuant to Section 12(g) of the Registrant's Certificate and Agreement of Limited Partnership, the General Partners and certain affiliates may be reimbursed by the Registrant for certain costs as described on page 17 of the Prospectus, which description is incorporated herein by reference thereto. First Data Investor Services Group, provides partnership accounting and investor relations services for the Registrant. Prior to May 1993, these services were provided by an affiliate of a general partner. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation. Both First Data Investor Services Group and Service Data Corporation are unaffiliated companies. A summary of amounts paid to the General Partners or their affiliates during the past three fiscal years is incorporated by reference to Note 6 to the Consolidated Financial Statements, included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1995.

PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)(1)  Financial Statements:
                                                                        Page
Consolidated Balance Sheets - November 30, 1995 and 1994                (1)

Consolidated Statements of Operations - For the years
ended November 30, 1995, 1994 and 1993                                  (1)

Consolidated Statements of Partners' Capital - For
the years ended November 30, 1995, 1994 and 1993                        (1)

Consolidated Statements of Cash Flows - For the years
ended November 30, 1995, 1994 and 1993                                  (1)

Notes to Consolidated Financial Statements                              (1)

Report of Independent Accountants                                       (1)

(a)(2)  Financial Statement Schedule:

Schedule III - Real Estate and Accumulated Depreciation                 (F-1)

Report of Independent Accountants                                       (F-4)

(1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1995, filed as Exhibit 13 to this Item 14.

        (a)(3)  Exhibits:

        (4)(A) Second Amended and Restated Agreement of Limited Partnership (included as, and incorporated herein by reference to, Exhibit A to the Prospectus of Registrant dated March 27, 1985, contained in Amendment No. 1 to Registration Statement No. 2-95481 of Registrant, dated March 27, 1985 (the "Registration Statement")).

           (B) Subscription Agreement and Signature Page (included as, and incorporated herein by reference to, Exhibit 3.1 to Amendment No. 1 to the Registration Statement).

	(10)(A)	Documents relating to Lakeview Village:

        (A.1)   Purchase and Development Agreement, dated January 31, 1984 and exhibits thereto (included as, and incorporated herein by reference to, Exhibit 10.2 to Amendment No. 1 to the Registration Statement).

        (A.2)   Amendments to Purchase and Development Agreement, dated May 31,
        1985, July 31, 1985 and August 21, 1985 (included as, and incorporated herein by reference to, Exhibit (10)(A) to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1985 (the "1985 Annual Report")).

        (A.3)           Amended and Restated Agreement of General Partnership
        of Lakeview Village at Ponte Vedra Lakes Joint Venture, dated July 1, 1992 (included as, and incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1992).

        (A.4)   Loan Documents:  Promissory Note and Assignment of Rents and
        Leases with respect to the refinancing of Lakeview Village, between Registrant and The Penn Mutual Life Insurance Company (included as, and incorporated herein by reference to, Exhibit A4 to the Registrant's 1993 Annual Report on Form 10-K filed on March 30, 1994).

        (A.5)   Property Management Agreement between Lakeview Village at Ponte
        Vedra Lakes Joint Venture and Con Am Management Corporation for the Lakeview Village property (included as, and incorporated herein by reference to, Exhibit A5 to the Registrant's 1993 Annual Report on Form 10-K filed on March 30, 1994).

		(B)	Documents relating to The Hamptons:

        (B.1)   Purchase and Development Agreement, dated October 9, 1984 and exhibits thereto (included as, and incorporated herein by reference to, Exhibit 10.3 to Amendment No. 1 to the Registration Statement).

        (B.2)   First Amendment to Purchase and Development Agreement, dated
        December 12, 1985 (included as, and incorporated herein by reference to, Exhibit (10)(B) to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1986).

        (B.3)   Real Estate Note, dated October 9, 1984 (filed as, and
        incorporated herein by reference to Exhibit (10)(B) to the 1985 Annual Report).

        (B.4)   Property Management Agreement between The Hamptons Joint
        Venture and Con Am Management Corporation for the Hamptons at Quail Hollow II property (included as, and incorporated herein by reference to, Exhibit B4 to the Registrant's 1993 Annual Report on Form 10-K filed on March 30, 1994).

	(C)	Documents relating to Canterbury Park:

        (C.1)   Purchase and Development Agreement, dated September 7, 1984
        (included as, and incorporated herein by reference to, Exhibit 10.4 to Amendment No. 1 to the Registration Statement).

        (C.2)   Amendments to Purchase and Development Agreement, dated April
        30, 1985 and June 30, 1985 (included as, and incorporated herein by reference to, Exhibit (10)(C) to the 1985 Annual Report).

        (C.3)   Property Management Agreement between Hutton/ConAm Realty
        Investors 5 and Con Am Management Corporation for the Canterbury Park II property (included as, and incorporated herein by reference to, Exhibit C3 to the Registrant's 1993 Annual Report on Form 10-K filed on March 30, 1994).

        (D) Settlement Agreement by and among the Managing Joint Venturers and the Epoch Joint Venturers, dated July 1, 1992, (included as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1992).

        (13) Annual Report to Unitholders for the fiscal year ended November 30, 1995.

        (21) List of Subsidiaries - Joint Ventures (included as, and incorporated herein by reference to, Exhibit (22) to the Registrant's Annual Report on Form 10-K filed for the fiscal year ended November 30,
        1991).

	(27)	Financial Data Schedule

        (99) Portions of the Prospectus of the Registrant, dated March 27, 1985 (included as, and incorporated herein by reference to, Exhibit 28 to the Registrant's 1987 Annual Report on Form 10-K filed for the fiscal year ended November 30, 1987).


	(b)	Reports on Form 8-K:

                No reports on Form 8-K were filed in the fourth quarter of fiscal 1995.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  February 28, 1996
                                HUTTON/CONAM REALTY INVESTORS 5

                                BY:     RI 5 Real Estate Services Inc.
                                        General Partner


                                BY:     /S/  Paul L. Abbott
                                Name:   Paul L. Abbott
                                Title:  Director, President,
                                        Chief Executive Officer
                                        and Chief Financial Officer


                                BY:     ConAm Property Services IV, Ltd.
                                        General Partner


                                BY:     Continental American Development, Inc.

                                        General Partner
                                BY:     /S/  Daniel J. Epstein
                                Name:   Daniel J. Epstein
                                Title:  President, Director and
                                        Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.



                                RI 5 REAL ESTATE SERVICES INC.
                                A General Partner

Date:  February 28, 1996
                                BY:     /S/  Paul L. Abbott
                                        Paul L. Abbott
                                        Director, President,
                                        Chief Executive Officer
                                        and Chief Financial Officer





Date:  February 28, 1996
                                BY:     /S/  Donald E. Petrow
                                        Donald E. Petrow
                                        Vice President




Date:  February 28, 1996
                                BY:     /S/  Kate Hobson
                                        Kate Hobson
                                        Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



                                CONAM PROPERTY SERVICES IV, LTD.
                                A General Partner

                                By: Continental American Development, Inc. General Partner



Date:  February 28, 1996
                                BY:     /S/  Daniel J. Epstein
                                        Daniel J. Epstein
                                        Director and President



Date:  February 28, 1996
                                BY:     /S/  E. Scott Dupree
                                        E. Scott Dupree
                                        Vice President/Director





Date:  February 28, 1996
                                BY:     /S/  Robert J. Svatos
                                        Robert J. Svatos
                                        Vice President/Director




Date:  February 28, 1996
                                BY:     /S/  Ralph W. Tilley
                                        Ralph W. Tilley
                                        Vice President




Date:  February 28, 1996
                                BY:     /S/  J. Bradley Forrester
                                        J. Bradley Forrester
                                        Vice President

Hutton/ConAm Realty Investors 5
Exhibit 13


Hutton/ConAm Realty Investors 5
1995 Annual Report

Hutton/ConAm Realty Investors 5 is a California limited partnership formed in 1985 to acquire, operate and hold for investment multifamily housing properties. At November 30, 1995, the Partnership's portfolio consisted of three apartment properties. Provided below is a comparison of average occupancy levels for the years ended November 30, 1995 and 1994.

                                                                   Average
                                                                  Occupancy
        Property                Location                        1995    1994
        ___________________________________________________________________
        Canterbury Park         Raleigh, North Carolina         97%     97%
        The Hamptons
        at Quail Hollow         Charlotte, North Carolina       96%     97%
        Lakeview Village        Ponte Vedra Beach, Florida      95%     93%
        ___________________________________________________________________


Administrative Inquiries        Performance Inquiries/Form 10-Ks
Address Changes/Transfers       First Data Investor Services Group
Service Data Corporation        P.O. Box 1527
2424 South 130th Circle         Boston, Massachusetts 02104-1527
Omaha, Nebraska 68144           Attn:  Financial Communications
800-223-3464 (select option 1)  800-223-3464 (select option 2)


	   Contents

	1	Message to Investors
	2	Performance Summary
	3	Financial Highlights
	4	Consolidated Financial Statements
	7	Notes to Consolidated Financial Statements
	13	Report of Independent Accountants
	14	Net Asset Valuation


Presented for your review is the 1995 Annual Report for Hutton/ConAm Realty Investors 5. In this report, we review Partnership operations and discuss market conditions affecting the Partnership's properties. We have also included a performance summary highlighting operating results at each of the properties and financial highlights for the year.

Cash Distributions
The Partnership paid cash distributions totaling $30 per Unit for the year ended November 30, 1995, including the 1995 fourth quarter distribution of $7.50 per Unit, which was credited to your brokerage account or sent directly to you on January 17, 1996. Since inception, the Partnership has paid distributions totaling $206.36 per original $500 Unit. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs. It is anticipated that cash from reserves may be required to fund a portion of the distributions during 1996 as a result of the capital expenditures required at two of the Partnership's properties which are discussed in this report.

Operations Overview
The solid recovery of multifamily housing in most regions of the country began to level off during 1995. New construction intensified competition in many areas with building permits for multifamily units up almost 22% in 1995 compared to 1994 levels. In addition, falling interest rates induced many renters to purchase homes. Despite these trends, strong population and job growth in the areas where the Partnership's properties are located helped strengthen multifamily housing, and brought about improved performance at the Partnership's properties. All three properties sustained average occupancy rates for the year at or above 95% and recorded higher average rental income from the prior year.

During 1996, we intend to implement an extensive improvement program at Lakeview Village and The Hamptons at Quail Hollow to upgrade the properties. This program, which includes roof repairs at Lakeview Village and exterior painting and asphalt repairs at The Hamptons, is intended to maintain the properties' position within their respective markets, which are growing increasingly competitive with the addition of new apartment properties. It is also hoped that these improvements will allow for greater increases in rental rates, thereby improving the properties' revenue and ultimately their sales value. Updates on the improvements will be included in future correspondence.

Summary
Given favorable market conditions, particularly in Raleigh, North Carolina, the General Partners will begin marketing Canterbury Park over the next several months. There can be no assurances that a sale will be completed or that any particular price for the property can be obtained. In addition, we will continue to seek to maintain high occupancy levels, implement rental rate increases as conditions permit, and make property improvements to upgrade the properties. We will keep you apprised of significant developments affecting your investment in future reports.

Very truly yours,


/s/Paul L. Abbott                       /s/Daniel J. Epstein

Paul L. Abbott                          Daniel J. Epstein
President                               President
RI 5 Real Estate Services, Inc.         Continental American Development Inc.
                                        General Partner of ConAm Property
                                        Services IV, Ltd.
February 28, 1996

Operational Highlights


Canterbury Park - Raleigh, North Carolina.

Canterbury Park, a 96-unit apartment community, achieved an average occupancy rate of 97% during fiscal 1995, in line with local averages. Rental income was up 5% during the year, largely due to rental rate increases implemented on renewal units. Minor property improvements were completed in 1995 including the replacement of aging carpet in units changing tenancy, and asphalt repair on the outside grounds. The Raleigh-Durham market continues to strengthen and vacancy levels remain low, positive trends which were reflected in the operations at Canterbury Park. The strong market conditions have spurred new construction and, as of September 1995, eight new projects were under construction containing a total of 1,852 units. Raleigh's population growth and the addition of jobs in the area has kept pace with apartment construction in recent years, and it is not expected that the new construction will have a materially adverse impact on the apartment market. Given favorable market conditions, particularly in the Raleigh, North Carolina area, the General Partners will begin marketing Canterbury Park for sale over the next several months. There can be no assurances that a sale will be completed or that any particular price for the property can be obtained.


The Hamptons at Quail Hollow - Charlotte, North Carolina.

This 232-unit apartment complex exhibited stable operations in 1995. The healthy Charlotte apartment market and economy in general were reflected in The Hampton at Quail Hollow's consistently high occupancy, which averaged 96% for the year. In addition, rental rate increases averaging 5% were instituted on renewal units and total rental income at the property increased 7%. Property improvements completed during the year included a complete repainting of the property's exterior and roof repairs. Strong market conditions in the area of Charlotte where the property is located have resulted in increased construction activity. There are approximately 1,500 new apartment units under construction with an additional 1,700 new units proposed. These new units could initially have an adverse impact on the market's occupancy; however, it is expected that Charlotte's healthy multifamily market will be able to accommodate the new construction over the long term.


Lakeview Village - Ponte Vedra Beach, Florida.

Lakeview Village contains 240 units and maintained an average occupancy of 95% during fiscal 1995, comparable to local area averages. Rental rate increases during 1995 on most units led to a modest rise in rental income of 3%. During the year, capital improvements primarily consisted of roof repairs and carpet replacement. A local survey of the Ponte Vedra Beach area reported an average apartment occupancy rate of 95% in the fourth quarter of fiscal 1995. The use of rental concessions in the market is virtually non-existent. Given the strong market conditions, several apartment projects are in the planning or construction phase. This construction is expected to intensify competition in the Ponte Vedra area market.

Selected Financial Data

For the Periods Ended November 30,
(dollars in thousands, except per Unit data)

                        1995     1994     1993     1992     1991
Total Revenue           $ 4,583  $ 4,337  $ 4,201  $ 3,950  $ 3,935

Net Income                  759      623      382      243      380

Net Cash Provided by
Operating Activities      1,903    1,799    1,316    1,365    1,311
Long-term Obligations     6,405    6,502    6,593    6,752    6,817
Total Assets at Year End 22,912   23,946   26,007   25,756   26,241
Net Income per
Limited Partnership Unit
(57,490 Units)            12.77    10.46     6.33     4.12     3.78
Distributions per
Limited Partnership Unit
(57,490 Units)            30.00    26.00    25.00     5.65    22.60



- Total revenue increased 6% from 1994 to 1995, primarily due to higher rental income at all three properties as a result of increases in rental rates and an increase in interest income.

- The increase in net income and net cash provided by operating activities is primarily attributable to the increase in rental income. This was partially offset by an increase in property operating expenses due to higher repair and maintenance at The Hamptons and Lakeview Village related primarily to exterior painting, roof repairs, and carpet and tile replacement.


Quarterly Cash Distributions
Per Limited Partnership Unit

				1995		1994
First Quarter                   7.50            6.50
Second Quarter			7.50		6.50
Third Quarter			7.50		6.50
Fourth Quarter                  7.50            6.50

Total                        $ 30.00         $ 26.00



Consolidated Balance Sheets
November 30, 1995 and 1994

Assets                                          1995            1994

Investments in real estate:
        Land                                    $  4,941,450    $  4,941,450
        Buildings and improvements                26,463,000      26,393,023

                                                  31,404,450      31,334,473
        Less accumulated depreciation            (11,159,740)    (10,050,009)

                                                  20,244,710      21,284,464

Cash and cash equivalents                          2,253,221       2,219,395
Restricted cash                                      219,436         223,328
Other assets, net of accumulated
amortization of $67,249
in 1995 and $34,969 in 1994                          194,815         218,518

                Total Assets                    $ 22,912,182    $ 23,945,705


Liabilities and Partners' Capital

Liabilities:
        Mortgage payable                        $  6,404,612    $  6,502,325
        Distribution payable                         439,974         381,311
        Accounts payable and accrued expenses        292,734         293,785
        Due to general partners and affiliates        40,653          38,643
        Security deposits                            136,245         131,189

                Total Liabilities                  7,314,218       7,347,253

Partners' Capital:
        General Partners                             190,066         200,071
        Limited Partners                          15,407,898      16,398,381

                Total Partners' Capital           15,597,964      16,598,452

                Total Liabilities
                and Partners' Capital           $ 22,912,182    $ 23,945,705



Consolidated Statements of Partners' Capital
For the years ended November 30, 1995, 1994 and 1993

                                General         Limited
                                Partners        Partners        Total

Balance at December 1, 1992     $   219,935     $18,365,062     $18,584,997
Net income                           18,490         363,938         382,428
Cash distributions                  (29,332)     (1,437,250)     (1,466,582)

Balance at November 30, 1993        209,093      17,291,750      17,500,843
Net income                           21,482         601,371         622,853
Cash distributions                  (30,504)     (1,494,740)     (1,525,244)

Balance at November 30, 1994        200,071      16,398,381      16,598,452
Net income                           25,193         734,217         759,410
Cash distributions                  (35,198)     (1,724,700)     (1,759,898)

Balance at November 30, 1995    $   190,066     $15,407,898     $15,597,964

Consolidated Statements of Operations
For the years ended November 30, 1995, 1994 and 1993

Income                          1995            1994            1993

Rental                          $4,471,922      $4,268,124      $4,135,984
Interest                           111,447          68,380          65,007

        Total Income             4,583,369       4,336,504       4,200,991

Expenses

Property operating               2,061,086       1,919,655       1,900,650
Depreciation and amortization    1,142,011       1,160,514       1,130,680
Interest                           500,508         507,772         646,407
General and administrative         120,354         125,710         140,826

        Total Expenses           3,823,959       3,713,651       3,818,563


                Net Income      $  759,410      $  622,853      $  382,428

Net Income Allocated:

To the General Partners         $   25,193      $   21,482      $   18,490
To the Limited Partners            734,217         601,371         363,938

                                $  759,410      $  622,853      $  382,428

Per limited partnership unit
        (57,490 outstanding)        $12.77          $10.46           $6.33

Consolidated Statements of Cash Flows
For the years ended November 30, 1995, 1994 and 1993

Cash Flows from
Operating Activities:           1995            1994            1993

Net income                     $   759,410     $   622,853     $   382,428
Adjustments to reconcile
net income to net cash
provided by operating
activities:
 Depreciation and amortization   1,142,011       1,160,514       1,130,680
 Increase (decrease) in
 cash arising from changes
 in operating assets
 and liabilities:
   Fundings to restricted cash    (163,568)       (180,298)       (370,160)
   Release of restricted cash      167,460         166,488         160,642
   Other assets                     (8,577)         12,291         (15,396)
   Accounts payable and
   accrued expenses                 (1,051)          8,156          11,981
   Due to general partners
   and affiliates                    2,010            (350)         (3,047)
   Security deposits                 5,056           9,243          18,835

Net cash provided by
operating activities             1,902,751       1,798,897       1,315,963

Cash Flows from
Investing Activities:

  Additions to real estate         (69,977)        (43,530)       (132,538)

Net cash used for
investing activities               (69,977)        (43,530)       (132,538)

Cash Flows from Financing Activities:

        Distributions           (1,701,235)     (2,610,515)              -
        Receipt (payment)
        of deposit financing             -         278,487        (278,487)
        Mortgage fees                    -         (41,131)       (184,825)
        Mortgage proceeds                -               -       6,600,000
        Mortgage principal
        payments                   (97,713)        (90,448)     (6,759,513)

Net cash used for
financing activities            (1,798,948)     (2,463,607)       (622,825)

Net increase (decrease)
in cash and cash equivalents        33,826        (708,240)        560,600
Cash and cash equivalents
at beginning of period           2,219,395       2,927,635       2,367,035

Cash and cash equivalents
at end of period                $2,253,221      $2,219,395      $2,927,635

Supplemental Disclosure
of Cash Flow Information:

Cash paid during
the period for interest         $  500,508      $  507,772      $  646,407

Notes to the Consolidated Financial Statements
For the years ended November 30, 1995, 1994 and 1993

1. Organization
Hutton/ConAm Realty Investors 5 (the "Partnership") was organized as a limited partnership under the laws of the State of California pursuant to a Certificate and Agreement of Limited Partnership (the "Partnership Agreement") dated June 28, 1984 and amended and restated August 20, 1985. The Partnership was formed for the purpose of acquiring and operating certain types of residential real estate. The General Partners of the Partnership are RI 5 Real Estate Services, Inc., an affiliate of Lehman Brothers Inc. (see below), and ConAm Property Services IV, Ltd., an affiliate of Continental American Properties, Ltd (the "General Partners"). The Partnership will continue until December 31, 2010 unless sooner terminated pursuant to the terms of the Partnership Agreement.

On July 31, 1993, Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management business to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson Lehman Brothers Inc. changed its name to Lehman Brothers Inc. ("Lehman Brothers").
The transaction did not affect the ownership of the General Partners. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, effective October 8, 1993, the Hutton Real Estate Services IX, Inc. General Partner changed its name to "RI 5 Real Estate Services, Inc".

2. Significant Accounting Policies
Financial Statements. The consolidated financial statements include the accounts of the Partnership and its affiliated ventures. The effect of transactions between the Partnership and its ventures have been eliminated in consolidation.

Real Estate Investments. Real estate investments are recorded at cost less accumulated depreciation and include the initial purchase price of the property, legal fees, acquisition and closing costs.

Leases are accounted for under the operating method. Under this method, revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations when incurred. Leases are generally for terms of one year or less.

Depreciation is computed using the straight-line method based upon the estimated useful lives of the properties. Maintenance and repairs are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Accounting for Impairment. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership has adopted FAS 121 in the fourth fiscal quarter of 1995. Based on current circumstances, the adoption had no impact on the financial statements.

Other Assets. Included in other assets are deferred mortgage costs incurred in connection with obtaining financing on one of the Partnership's properties. Such costs are amortized over the term of the loan.

Offering Costs. Costs relating to the sale of limited partnership units were deferred during the offering period and charged to the limited partners' capital accounts upon the consummation of the public offering.

Income Taxes. No provision for income taxes has been made in the financial statements since income, losses and tax credits are passed through to the individual partners.

Cash and Cash Equivalents. Cash equivalents consists of short-term highly liquid investments which have maturities of three months or less from date of issuance. Cash and cash equivalents include security deposits of $136,245 and $131,189 at November 30, 1995 and 1994, respectively, the use of which is restricted under certain state statutes.

Concentration of Credit Risk. Financial instruments which potentially subject the Partnership to a concentration of credit risk principally consist of cash and cash equivalents in excess of the financial institutions' insurance limits. The Partnership invests available cash with high credit quality financial institutions.

Restricted Cash. Consists of escrows for real estate taxes and casualty insurance as required by the first mortgage lender on the Lakeview Village property.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. The Partnership Agreement
The Partnership Agreement provides that net cash from operations, as defined, will be distributed quarterly, 98% to the limited partners and 2% to the General Partners until each limited partner has received an amount equal to an annual 7% return for such year. Thereafter, net cash from operations will be distributed 100% to the General Partners until the General Partners have received distributions for the year (including the 2% distribution described above) equal to 10% of the aggregate net cash from operations distributed to the partners for such fiscal year to that point. Any remaining net cash from operations will be distributed 90% to the limited partners and 10% to the General Partners.

Net loss and all depreciation will be allocated 99% to the limited partners and 1% to the General Partners.

Net income will be allocated as follows:

        (a) To the extent that net income before depreciation does not exceed the amount of net cash from operations distributable to the partners with respect to such fiscal year, net income before depreciation shall be allocated among the partners, pro rata in accordance with the amount of net cash from operations distributable to each partner with respect to such fiscal year to the extent thereof; and

        (b) To the extent that net income before depreciation exceeds the amount of net cash from operations distributable to the partners with respect to such fiscal year, such excess shall be allocated (1) first, 100% to the General Partners, pro rata, in an amount equal to the excess, if any, of the General Partners' deficits, if any, in their capital accounts, over an amount equal to 1% of the aggregate capital contributions to the partnership as reduced by the amount of the General Partners' capital contributions, and (2) second, 99% to the limited partners and 1% to the General Partners.

For the years ended November 30, 1995, 1994 and 1993 net income before depreciation exceeded net cash from operations distributable to the partners by $109,243, $225,354 and $37,349, respectively. Pursuant to the Partnership Agreement and as described in (b)(2) above, this excess was allocated 99% to the limited partners and 1% to the General Partners.

Net proceeds from sales or refinancing will be distributed 100% to the limited partners until each limited partner has received an amount equal to his adjusted capital investment (as defined in the Partnership Agreement) and an annual, cumulative 7% return thereon. The balance, if any, will be distributed 85% to the limited partners and 15% to the General Partners. Generally, all gain from sales will be allocated 99% to the limited partners and 1% to the General Partners until each limited partner has received an amount equal to his adjusted capital investment and an annual, cumulative 7% return thereon. Thereafter, gain will be allocated pro rata to the limited and General Partners' capital accounts, as reduced by the amount of the net proceeds distributed from sale or refinancing with respect to such transactions, until the limited and general partner capital accounts are in a ratio of 85 to 15. The balance, if any, is to be distributed 85% to the limited partners and 15% to the General Partners.

4. Real Estate Investments
Since inception, the Partnership has acquired three residential apartment complexes either directly or through investments in joint ventures as follows:

                                                Date            Purchase
Property Name           Units   Location        Acquired        Price

Lakeview Village        240     Ponte Vedra      8/22/85        $12,266,187
                                Beach, FL

Canterbury Park Apts.    96     Raleigh, NC     11/21/85          5,467,661

The Hamptons            232     Charlotte, NC    5/30/86         11,694,137


Lakeview Village and The Hamptons were acquired through joint ventures with unaffiliated developers. To each venture, the Partnership assigned its rights to acquire the above properties and contributed cash equal to the purchase price of the properties. The developers did not make an initial capital contribution to these ventures.

The initial joint venture agreements of Lakeview Village and The Hamptons substantially provide that:

        a. Net cash from operations of Lakeview Village will be distributed 100% to the Partnership until it has received an annual, noncumulative 12% return on its adjusted capital contribution. Any remaining balance will be distributed 60% to the Partnership and 40% to the co-venturer.

        Net cash from operations of The Hamptons will be distributed 100% to the Partnership until it has received an annual, noncumulative return of 8% on 118% of its adjusted capital contribution. Any remaining balance will be distributed 80% to the Partnership and 20% to the co-venturer.

        b. Net income of the joint ventures will be allocated to the Partnership and the co-venturer basically in accordance with the distribution of net cash from operations. All losses and depreciation will be allocated to the Partnership.

        c. Net proceeds from a sale or refinancing of Lakeview Village will be distributed 100% to the Partnership until it has received an annual, cumulative 12% return on its adjusted capital contributions and an amount equal to 120% of its adjusted capital contributions. Distributions will then be made 75% to the Partnership and 25% to the co-venturer, until the Partnership has received an additional 120% of the Partnership's adjusted capital contribution. Any remaining balance will be distributed 50% to the Partnership and 50% to the co-venturer.

        Net proceeds from a sale or refinancing of The Hamptons will be distributed 100% to the Partnership until it has received an amount equal to an annual, cumulative 8% return on 118% of its adjusted capital contribution and an amount equal to 118% of its adjusted capital contribution. Distributions will then be made to the co-venturer until it has received an annual, cumulative 8% return on $928,000 as reduced by all prior distributions of net cash from operations and an amount equal to $928,000 as reduced by all prior distributions of net proceeds from refinancing. Any remaining net proceeds will be distributed 80% to the Partnership and 20% to the co-venturer.

The amended joint venture agreement of Lakeview Village substantially provides that:

        a. Available cash from operations of Lakeview Village will be distributed 100% to the Partnership until it has received its annual, noncumulative preferred return, of $650,000. Any remaining balance will be distributed 99% to the Partnership and 1% to the corporate General Partners.

        b. Net income of Lakeview Village will be allocated first, proportionately to partners with negative capital accounts, as defined, until such capital accounts, as defined, have been increased to zero. Then to the Partnership up to the amount of any payments made on account of its preferred return; thereafter, 99% to the Partnership and 1% to the corporate General Partners. All net losses will be allocated first to the partners with positive capital accounts, as defined, until such accounts have been reduced to zero, then 99% to the Partnership and 1% to the corporate General Partners.

        c. Income from a sale of Lakeview Village will be allocated to the Partnership until the Partnership's capital account, as defined, is equal to the fair market value of the ventures' assets at the date of the amendment. Any remaining balance will then be allocated 99% to the Partnership and 1% to the corporate General Partners. Net proceeds from a sale or refinancing will be distributed first to the partners with a positive capital account balance, as defined; thereafter, 99% to the Partnership and 1% to the corporate General Partners.

5. Mortgage Payable
On May 30, 1986, the Lakeview Village Venture obtained a first mortgage loan of $7,000,000 collateralized by a mortgage encumbering Lakeview Village. The loan had a term of seven years and bore interest at an annual rate of 9% with monthly payments of interest only for the first and second years.

On October 27, 1993, the extended maturity date, the Partnership obtained replacement financing on its Lakeview Village property from The Penn Mutual Life Insurance Company, an unaffiliated party. Total proceeds of $6,600,000 were received and are collateralized by a Mortgage and Security Agreement and an Assignment of Rents and Leases Agreement encumbering the property. The loan is for a term of seven years and bears interest at an annual rate of 7.75% requiring monthly installments of principal and interest based on a 25 year amortization schedule. The proceeds of this financing along with Partnership cash reserves were used to repay the outstanding amounts due Aetna Life Insurance Company on the Partnership's prior mortgage. Partnership cash reserves were also used to pay refinancing expenses of $184,825 and fund escrows of $355,664. The escrowed funds are applied to the property for real estate taxes and insurance.

Annual maturities of mortgage note principal over the next five years are as follows:

        Year            Amount

        1996          $  105,560
        1997             114,038
        1998             123,197
        1999             133,111
        2000             143,780
        Thereafter     5,784,926

        Total         $6,404,612

6. Transactions with Related Parties
The following is a summary of fees earned and reimbursable expenses for the years ended November 30, 1995, 1994 and 1993, and the unpaid portion at November 30, 1995:

                              Unpaid at
                           November 30,  --------Earned-------------

                                1995     1995     1994      1993

Reimbursement of:
  Out-of-pocket expenses        $     -  $  2,319 $    942  $  2,406
  Administrative salaries
  and expenses                   21,804    48,079   36,841    48,626
Property operating salaries           -   336,666  330,588   320,618

Property management fees         18,849   223,720  213,836   206,686

                                $40,653  $610,784 $582,207  $578,336


The above amounts have been paid and/or accrued to the General Partners and affiliates as follows:


                              Unpaid at
                           November 30,  --------Earned-------------

                                1995     1995     1994      1993


RI 5 Real Estate
Services, Inc.                  $21,804  $ 50,398 $ 37,783  $ 51,032

ConAm and affiliates             18,849   560,386  544,424   527,304

                                $40,653  $610,784 $582,207  $578,336


7. Reconciliation of Financial Statement and Tax Information
The following is a reconciliation of the net income for financial statement purposes to net income for federal income tax purposes for the years ended November 30, 1995, 1994 and 1993:

                                        1995            1994           1993

Net income per financial statements     $759,410        $622,853       $382,428

Depreciation deducted for tax
purposes in excess of
depreciation expense per
financial statements                      (3,589)         (2,189)        (4,598)

Tax basis joint venture net
loss in excess of GAAP basis
joint venture net income/(loss)            7,855          14,208         (3,599)

Other                                      1,655           1,368          2,091

Taxable net income                      $765,331        $636,240       $376,322


The following is a reconciliation of partners' capital for financial statement purposes to partners' capital for federal income tax purposes as of November 30, 1995, 1994 and 1993:

                                1995            1994            1993

Partners' capital per
financial statements            $15,597,964     $16,598,452     $17,500,843

Adjustment for cumulative
difference between tax basis
net income and net income
per financial statements           (843,546)       (849,467)       (862,855)

Partners' capital
per tax return                  $14,754,418     $15,748,985     $16,637,988

8. Distributions Paid
Cash distributions, per the consolidated statements of partners' capital, are recorded on the accrual basis, which recognizes specific record dates for payments within each fiscal year. The consolidated statements of cash flows recognize actual cash distributions paid during the fiscal year. The following table discloses the annual amounts as presented on the consolidated financial statements:

        Distributions                                           Distributions
        Payable                 Distributions   Distributions   Payable
        Beginning of Year:      Declared:       Paid:           November 30:

1995    $   381,311             $1,759,898      $1,701,235      $  439,974
1994      1,466,582              1,525,244       2,610,515         381,311
1993              -              1,466,582               -       1,466,582


To the Partners of
Hutton/ConAm Realty Investors 5:

We have audited the consolidated balance sheets of Hutton/ConAm Realty Investors 5, a California limited partnership, and Consolidated Ventures as of November 30, 1995 and 1994 and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended November 30, 1995. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hutton/ConAm Realty Investors 5, a California limited partnership, and Consolidated Ventures as of November 30, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 1995 in conformity with generally accepted accounting principles.

		COOPERS & LYBRAND L.L.P.

Hartford, Connecticut
February 1, 1996

Comparison of Acquisition Costs to Appraised Value and Determination of Net Asset Value Per $500 Unit at November 30, 1995 (Unaudited)

                                        Acquisition Cost
                                        (Purchase Price         Partnership's
                                        Plus General            Share of
                               Date     Partners'               November 30,
                                 of     Acquisition             1995 Appraised
Property                Acquisition     Fees)                   Value (1)

Lakeview Village
at Ponte Vedra Lakes       08-22-85     $ 12,805,899            $ 11,700,000
Canterbury Park
Apartments                 11-21-85        5,708,260               6,150,000
The Hamptons at
Quail Hollow               05-30-86       12,208,679              13,100,000

Total Appraisal Value
as of November 30, 1995                 $ 30,722,838            $ 30,950,000

Cash and cash equivalents                                          2,472,657
Other assets                                                          36,108

                                                                  33,458,765
Less:
        Total liabilities                                         (7,314,218)

Partnership Net Asset Value (2)                                 $ 26,144,547

Net Asset Value Allocated:
        Limited Partners                                        $ 26,144,547
        General Partners                                                   _

                                                                $ 26,144,547

Net Asset Value Per Unit (57,490 units outstanding)                 $ 454.77


(1) This represents the Partnership's share of the November 30, 1995 Appraised Values which were determined by an independent property appraisal firm.

(2) The Net Asset Value assumes a hypothetical sale at November 30, 1995 of all the Partnership's properties at a price based upon their value as a rental property as determined by an independent property appraisal firm, and the distribution of the proceeds of such sale, combined with the Partnership's cash after liquidation of the Partnership's liabilities, to the Partners.

Limited Partners should note that appraisals are only estimates of current value and actual values realizable upon sale may be significantly different. A significant factor in establishing an appraised value is the actual selling price for properties which the appraiser believes are comparable. In addition, the appraised value does not reflect the actual costs which would be incurred in selling the properties. As a result of these factors and the illiquid nature of an investment in Units of the Partnership, the variation between the appraised value of the Partnership's properties and the price at which Units of the Partnership could be sold is likely to be significant. Fiduciaries of Limited Partners which are subject to ERISA or other provisions of law requiring valuations of Units should consider all relevant factors, including, but not limited to Net Asset Value per Unit, in determining the fair market value of the investment in the Partnership for such purposes.

HUTTON/CONAM REALTY INVESTORS 5
and Consolidated Ventures

Schedule III - Real Estate and Accumulated Depreciation

November 30, 1995


                                                                Cost Capitalized
                                                                Subsequent
                        Initial Cost to Partnership             To Acquisition


                                                                Land
                                                Buildings and   Buildings and
Description     Encumbrances    Land            Improvements    Improvements

Residential
Property:
Partnership
Owned:

Canterbury Park
Apartments
Raleigh, NC     $          -    $1,160,763     $ 4,614,414      $ 12,323

Consolidated
Ventures:

Lakeview Village
Apartments
Ponte Vedra
Beach, FL          6,404,612     1,543,406      11,321,843       434,582

The Hamptons
Charlotte, NC              -     2,208,781      10,085,246        23,092

Total           $  6,404,612    $4,912,950     $26,021,503      $469,997


HUTTON/CONAM REALTY INVESTORS 5
and Consolidated Ventures

Schedule III - Real Estate and Accumulated Depreciation

November 30, 1995




               ----------Gross Amount at Which Carried
                                at Close of Period---------


                                Buildings and                   Accumulated
Description     Land            Improvements    Total           Depreciation

Residential
Property:
Partnership
Owned:

Canterbury
Park
Apartments
Raleigh, NC     $1,160,763      $ 4,626,738     $ 5,787,501     $ 1,966,144

Consolidated
Ventures:
Lakeview Village
Apartments
Ponte Vedra
Beach, FL        1,571,906       11,727,924      13,299,830       5,034,701

The Hamptons
Charlotte, NC    2,208,781       10,108,338      12,317,119       4,158,895

                $4,941,450      $26,463,000     $31,404,450     $11,159,740

                                                (1)             (2)


HUTTON/CONAM REALTY INVESTORS 5
and Consolidated Ventures

Schedule III - Real Estate and Accumulated Depreciation
November 30, 1995


                                                        Life on which
                                                        Depreciation
                                                        in Latest
                        Date of         Date            Income Statements
Description             Construction    Acquired        is Computed

Residential Property:
Partnership Owned:

Canterbury Park
Apartments
Raleigh, NC             1984-1985       11/21/85        (3)

Consolidated Ventures:

Lakeview Village
Apartments
Ponte Vedra Beach, FL	1984-1985	08/22/85	(3)

The Hamptons
Charlotte, NC           1985-1986       05/30/86        (3)


(1) Represents aggregate cost for both financial reporting and Federal income tax purposes.

(2) The amount of accumulated depreciation for Federal income tax purposes is $15,885,698.

(3)  Buildings and improvements - 25 years; personal property - 10 years.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended November 30, 1995, 1994 and 1993:

Real Estate investments:        1995            1994            1993

Beginning of year               $31,334,473     $31,290,943     $31,158,405
Additions                            69,977          43,530         132,538

End of year                     $31,404,450     $31,334,473     $31,290,943

Accumulated Depreciation:

Beginning of year               $10,050,009     $ 8,922,264     $ 7,800,761
Depreciation expense              1,109,731       1,127,745       1,121,503

End of year                     $11,159,740     $10,050,009     $ 8,922,264


To the Partners of
Hutton/ConAm Realty Investors 5:

Our report on the consolidated financial statements of Hutton/ConAm Realty Investors 5, a California limited partnership, and Consolidated Ventures has been incorporated by reference in this Form 10-K from the Annual Report to unitholders of Hutton/ConAm Realty Investors 5 for the year ended November 30, 1995. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.

Hartford, Connecticut
February 1, 1996