Form 10-Q
period 1996-02-29
HUTTON CONAM REALTY INVESTORS 5
filed 1996-04-15
CIK 761310

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)  X    Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

                 For the Quarterly Period Ended February 29, 1996

                                       or

                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Transition period from ______  to ______

                        Commission File Number: 0-014341


                        HUTTON/CONAM REALTY INVESTORS 5
              Exact Name of Registrant as Specified in its Charter


        California
                                                       11-2712111
State or Other Jurisdiction of
Incorporation or Organization               I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                       10285
Address of Principal Executive Offices                    Zip Code

                                 (212) 526-3237
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No ____


Consolidated Balance Sheets                 At February 29,     At November 30,
                                                      1996                1995
Assets
Investments in real estate:
  Land                                        $  4,941,450        $  4,941,450
  Buildings and improvements                    26,588,897          26,463,000
                                                31,530,347          31,404,450
Less accumulated depreciation                  (11,425,525)        (11,159,740)
                                                20,104,822          20,244,710

Cash and cash equivalents                        1,992,129           2,253,221
Restricted cash                                    262,004             219,436
Other assets, net of accumulated amortization
  of $75,319 in 1996 and $67,249 in 1995           216,106             194,815
        Total Assets                           $22,575,061         $22,912,182

Liabilities and Partners' Capital
Liabilities:
  Mortgage payable                              $6,378,982          $6,404,612
  Distribution payable                             439,974             439,974
  Accounts payable and accrued expenses            221,325             292,734
  Due to general partners and affiliates            31,726              40,653
  Security deposits                                134,528             136,245
        Total Liabilities                        7,206,535           7,314,218

Partners' Capital:
  General partners                                 187,772             190,066
  Limited partners                              15,180,754          15,407,898
        Total Partners' Capital                 15,368,526          15,597,964
        Total Liabilities and
          Partners' Capital                    $22,575,061         $22,912,182



Consolidated Statement of Partners' Capital
For the three months ended February 29, 1996
                                              Limited      General
                                             Partners     Partners      Total

Balance at December 1, 1995               $15,407,898    $190,066   $15,597,964
Net income                                    204,031       6,505       210,536
Cash distributions                           (431,175)     (8,799)     (439,974)
Balance at February 29, 1996              $15,180,754    $187,772   $15,368,526


Consolidated Statements of Operations
For the three months ended February 29 and February 28,    1996           1995

Income
 Rental                                              $1,167,533     $1,098,697
 Interest                                                26,455         28,111
        Total Income                                  1,193,988      1,126,808

Expenses
 Property operating                                     550,558        499,545
 Depreciation and amortization                          273,855        290,239
 Interest                                               123,925        125,830
 General and administrative                              35,114         32,669
        Total Expenses                                  983,452        948,283
        Net income                                   $  210,536     $  178,525

Net Income Allocated:
To the General Partners                              $    6,505     $    3,570
To the Limited Partners                                 204,031        174,955
                                                     $  210,536     $  178,525
Per limited partnership unit
 (57,490 outstanding)                                     $3.55          $3.04



Consolidated Statements of Cash Flows
For the three months ended February 29 and February 28,      1996          1995

Cash Flows From Operating Activities
Net income                                            $   210,536   $   178,525
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                          273,855       290,239
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
        Fundings to restricted cash                       (42,568)      (42,704)
        Other assets                                      (29,361)      (17,190)
        Accounts payable and accrued expenses             (71,409)      (81,254)
        Due to general partners and affiliates             (8,927)        2,398
        Security deposits                                  (1,717)        1,670

Net cash provided by operating activities                 330,409       331,684

Cash Flows From Investing Activities
Additions to real estate                                 (125,897)            0

Net cash used for investing activities                   (125,897)            0

Cash Flows From Financing Activities
Mortgage principal payments                               (25,630)      (23,725)
Distributions                                            (439,974)     (381,311)

Net cash used for financing activities                   (465,604)     (405,036)
Net decrease in cash and cash equivalents                (261,092)      (73,352)

Cash and cash equivalents, beginning of period          2,253,221     2,219,395
Cash and cash equivalents, end of period               $1,992,129    $2,146,043

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest               $  123,925    $  125,830


Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1995 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of February 29, 1996 and the results of operations and cash flows for the three months ended February 29, 1996 and February 28, 1995 and the statement of changes in partners' capital for the three months ended February 29, 1996. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).




Part I, Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Liquidity and Capital Resources

At February 29, 1996, the Partnership had cash and cash equivalents of $1,992,129 which were invested in unaffiliated money market funds, compared with $2,253,221 at November 30, 1995. The decrease reflects mortgage principal payments, additions to real estate and cash distributions to Partners exceeding cash provided by operating activities during the first quarter of fiscal 1996.

During 1996, the General Partners are implementing an extensive improvement program at Lakeview Village and The Hamptons at Quail Hollow, to upgrade the properties. This program, which includes roof repairs at Lakeview Village and exterior painting and asphalt repairs at The Hamptons, is intended to protect the properties' position within their respective markets, which are growing increasingly competitive with the addition of new apartment properties, and position the properties for increases in revenue and market value. These improvements will be funded from the Partnership's cash reserves.

The General Partners declared a regular cash distribution of $7.50 per Unit for the quarter ended February 29, 1996 which will be paid to investors on or about April 15, 1996. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs. It is anticipated that cash from reserves may be required to fund a portion of the distributions during 1996 as a result of capital expenditures required at two of the Partnership's properties.

Given favorable market conditions, particularly in the Raleigh, North Carolina area, the General Partners will begin marketing Canterbury Park for sale. There can be no assurances that a sale will be completed or that any particular price for the property can be obtained.

The Partnership was informed by an unaffiliated third party that such party desired a list of the Partnership's Unitholders in order to consider commencing a tender offer for up to 4.9% of the outstanding Units. In response to such request, the Partnership entered into a letter agreement pursuant to which, among other things, the Partnership will receive advance written notice of such tender offer and such party agreed to purchase no more than 4.9% of the outstanding Units.

Results of Operations

Partnership operations for the three months ended February 29, 1996 generated net income of $210,536 compared with net income of $178,525 for the corresponding period in fiscal 1995. The increase in net income was primarily attributable to higher rental income at the Partnership's three properties, which was partially offset by an increase in property operating expense.

Rental income totaled $1,167,533 for the three months ended February 29, 1996 compared with $1,098,697 for the corresponding period in fiscal 1995. The increase is primarily attributable to higher rental rates at all three of the Partnership's properties, and higher occupancy at Lakeview Village.

Property operating expenses for the three months ended February 29, 1996 totaled $550,558 compared with $499,545 for the corresponding period in fiscal 1995. The increase is attributable to higher repairs and maintenance expenses at Lakeview Village and The Hamptons at Quail Hollow, due to painting and carpet replacement.

During the first three months of fiscal 1996 and 1995, average occupancy levels at the Partnership's properties were as follows:

           Property                        1996            1995

           Canterbury Park                  97%             97%
           The Hamptons at Quail Hollow     95%             95%
           Lakeview Village                 97%             92%


Part II Other Information

Items 1-5           Not applicable.

Item 6              Exhibits and reports on Form 8-K.

                    (a)  Exhibits -

                    (27) Financial Data Schedule

                    (b)  Reports on Form 8-K -

        On March 15, 1996, based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partners adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partners may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partners. In determining the amount of the distribution, the General Partners may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partners have declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a form 8-K disclosing this resolution on March 21, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            HUTTON/CONAM REALTY INVESTORS 5

                          BY:  RI 5 Real Estate Services, Inc.
                               General Partner



Date:  April 15, 1996     BY:  /s/ Paul L. Abbott
                               Director, President, Chief
                               Executive Officer  and
                               Chief Financial Officer