Form 10-Q
period 1996-05-31
HUTTON CONAM REALTY INVESTORS 5
filed 1996-07-15
CIK 761310

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 1996

                                       or

                Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from ______  to ______


                Commission File Number: 0-014341


                 HUTTON/CONAM REALTY INVESTORS 5
      Exact Name of Registrant as Specified in its Charter


          California                                 11-2712111
State or Other Jurisdiction of          I.R.S. Employer Identification No.
Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson                   10285
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


Consolidated Balance Sheets                     At May 31,      At November 30,
                                                     1996                 1995
Assets
Investments in real estate:
 Land                                        $  4,941,450         $  4,941,450
 Buildings and improvements                    26,751,766           26,463,000
                                               31,693,216           31,404,450
Less accumulated depreciation                 (11,688,732)         (11,159,740)
                                               20,004,484           20,244,710
Cash and cash equivalents                       1,939,723            2,253,221
Restricted cash                                   304,509              219,436
Other assets, net of accumulated amortization
 of $83,389 in 1996 and $67,249 in 1995           170,407              194,815
  Total Assets                               $ 22,419,123         $ 22,912,182
Liabilities and Partners' Capital
Liabilities:
 Mortgage payable                            $  6,352,851         $  6,404,612
 Distribution payable                             439,974              439,974
 Accounts payable and accrued expenses            259,850              292,734
 Due to general partners and affiliates            45,971               40,653
 Security deposits                                139,995              136,245
  Total Liabilities                             7,238,641            7,314,218
Partners' Capital:
 General Partners                                 185,891              190,066
 Limited Partners                              14,994,591           15,407,898
  Total Partners' Capital                      15,180,482           15,597,964
  Total Liabilities and Partners' Capital    $ 22,419,123         $ 22,912,182



Consolidated Statement of Partners' Capital
For the six months ended May 31, 1996
                                                Limited   General
                                               Partners  Partners        Total
Balance at December 1, 1995                 $15,407,898  $190,066  $15,597,964
Net income                                      449,043    13,423      462,466
Cash distributions                             (862,350)  (17,598)    (879,948)
Balance at May 31, 1996                     $14,994,591  $185,891  $15,180,482

Consolidated Statements of Operations
                         Three months ended May 31,    Six months ended May 31,
                             1996        1995              1996        1995
Income
Rental                 $1,166,105  $1,116,752        $2,333,638  $2,215,449
Interest                   23,707      29,674            50,162      57,785
  Total Income          1,189,812   1,146,426         2,383,800   2,273,234

Expenses
Property operating        510,907     506,595         1,061,465   1,006,140
Depreciation and
  amortization            271,277     290,240           545,132     580,479
Interest                  123,424     125,367           247,349     251,197
General and
  administrative           32,274      28,252            67,388      60,921
  Total Expenses          937,882     950,454         1,921,334   1,898,737
  Net Income           $  251,930  $  195,972        $  462,466  $  374,497
Net Income Allocated:
To the General Partners  $  6,918    $  3,920          $ 13,423    $  7,490
To the Limited Partners   245,012     192,052           449,043     367,007
                         $251,930    $195,972          $462,466    $374,497

Per limited partnership unit
(57,490 outstanding)        $4.26       $3.34             $7.81       $6.38



Consolidated Statements of Cash Flows
For the six  months ended May 31,                       1996         1995
Cash Flows From Operating Activities:
Net income                                        $  462,466   $  374,497
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization                       545,132      580,479
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities:
  Fundings to restricted cash                        (85,073)     (78,106)
  Other assets                                         8,268        4,033
  Accounts payable and accrued expenses              (32,884)     (38,647)
  Due to general partners and affiliates               5,318        2,974
  Security deposits                                    3,750        3,984
Net cash provided by operating activities            906,977      849,214
Cash Flows From Investing Activities:
Additions to real estate                            (288,766)          --
Net cash used for investing activities              (288,766)          --
Cash Flows From Financing Activities:
Mortgage principal payments                          (51,761)     (47,913)
Distributions                                       (879,948)    (821,286)
Net cash used for financing activities              (931,709)    (869,199)
Net decrease in cash and cash equivalents           (313,498)     (19,985)
Cash and cash equivalents, beginning of period     2,253,221    2,219,395
Cash and cash equivalents, end of period          $1,939,723   $2,199,410

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest          $  247,349   $  251,197



Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1995 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of May 31, 1996 and the results of operations and cash flows for the six months ended May 31, 1996 and 1995 and the statement of partners' capital for the six months ended May 31, 1996. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year
1995 and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part I, Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Liquidity and Capital Resources
At May 31, 1996, the Partnership had cash and cash equivalents of $1,939,723 which were invested in unaffiliated money market funds, compared with $2,253,221 at November 30, 1995. The decrease reflects mortgage principal payments, additions to real estate and cash distributions to Partners exceeding cash provided by operating activities during the first half of fiscal 1996.
The Partnership also maintains a restricted cash balance, which totaled $304,509 at May 31, 1996, representing escrows for real estate taxes and insurance required under the terms of the Lakeview Village mortgage.

The General Partners initiated an improvement program at Lakeview Village and The Hamptons at Quail Hollow, to upgrade the properties. This program, which includes roof repairs at Lakeview Village and exterior painting and asphalt repairs at The Hamptons, is intended to protect the properties' position within their respective markets, which are growing increasingly competitive with the addition of new apartment properties, and position the properties for increases in revenue and market value. Thus far, the roof repairs at Lakeview Village and asphalt repairs at the Hamptons at Quail Hollow are complete, with the other repairs currently underway.

The General Partners declared a regular cash distribution of $7.50 per Unit for the quarter ended May 31, 1996 which will be paid to investors on or about July 15, 1996. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs. It is anticipated that cash from reserves may be required to fund a portion of the distributions during 1996 as a result of expenditures required at two of the Partnership's properties.

The General Partners have engaged a commercial real estate broker to market the Canterbury Park property located in Raleigh, North Carolina. The General Partners are currently in negotiations with several qualified buyers, however, there can be no assurance that a sale will be completed or that any particular price for the property can be obtained. In the event that a sale is not consummated, the Partnership will continue to hold the property as an investment.


Results of Operations
Partnership operations for the three and six months ended May 31, 1996 generated net income of $251,930 and $462,466, respectively, compared with net income of $195,972 and $374,497, respectively, for the corresponding period in fiscal 1995. The increases in net income are primarily attributable to higher rental income at the Partnership's three properties, partially offset by an increase in property operating expense.

Rental income totaled $1,166,105 and $2,333,638, respectively, for the three and six months ended May 31, 1996 compared with $1,116,752 and $2,215,449, respectively, for the corresponding period in fiscal 1995. The increases are primarily attributable to higher rental rates at all three of the Partnership's properties, and higher occupancy at Lakeview Village.

Property operating expenses for the three and six months ended May 31, 1996 totaled $510,907 and $1,061,465, respectively, compared with $506,595 and $1,006,140 respectively, for the corresponding periods in fiscal 1995. The increases are attributable to higher repairs and maintenance expenses at Lakeview Village and The Hamptons at Quail Hollow, primarily due to painting and interior carpet replacement.

During the first six months of fiscal 1996 and 1995, average occupancy levels at the Partnership's properties were as follows:

           Property                             1996    1995
           Canterbury Park                      96%     96%
           The Hamptons at Quail Hollow         95%     96%
           Lakeview Village                     97%     94%

Part II   Other Information

Items 1-4 Not applicable.

Item 5    Other Information.

          An offer dated April 19, 1996, was sent by Equity Resource Fund XVIII ("Fund XVIII") to limited partners of the Partnership to purchase up to 4.8% of their limited partnership interests for $185 per unit prior to the expiration of the offer on May 19, 1996.

          On June 3, 1996, the General Partners of the
          Partnership sent a letter to limited partners recommending against the offer because the price was inadequate especially in view of the Net Asset Value of the units.

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



                                HUTTON/CONAM REALTY INVESTORS 5

                                BY: RI 5 Real Estate Services, Inc.
                                    General Partner



Date: July 15, 1996             BY: /s/ Paul L. Abbott
                                   Director, President, Chief
                                   Executive Officer and
                                   Chief Financial Officer