Form 10-Q
period 1996-08-31
HUTTON CONAM REALTY INVESTORS 5
filed 1996-10-15
CIK 761310

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X              Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended August 31, 1996

                                       or

                  Transition Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-014341


                        HUTTON/CONAM REALTY INVESTORS 5
              Exact Name of Registrant as Specified in its Charter


          California                               11-2712111
State or Other Jurisdiction of          I.R.S. Employer Identification No.
Incorporation or Organization



3 World Financial Center, 29th Floor,                10285
New York, NY    Attn.: Andre Anderson               Zip Code
Address of Principal Executive Offices

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

                       Yes    X    No ____







Consolidated Balance Sheets                    At August 31,    At November 30,
                                                       1996               1995
Assets
Investments in real estate:
 Land                                            $3,780,687         $4,941,450
 Buildings and improvements                      22,125,028         26,463,000
                                                 25,905,715         31,404,450
Less accumulated depreciation                    (9,844,237)       (11,159,740)
                                                 16,061,478         20,244,710
Property held for disposition                     3,687,584              _

Cash and cash equivalents                         2,062,225          2,253,221
Restricted cash                                     347,044            219,436
Other assets, net of accumulated amortization
 of $91,458 in 1996 and $67,249 in 1995             161,953            194,815
  Total Assets                                  $22,320,284        $22,912,182

Liabilities and Partners' Capital
Liabilities:
 Mortgage payable                                $6,326,211         $6,404,612
 Distribution payable                               439,974            439,974
 Accounts payable and accrued expenses              342,334            292,734
 Due to general partners and affiliates              51,583             40,653
 Security deposits                                  135,732            136,245
  Total Liabilities                               7,295,834          7,314,218
Partners' Capital:
 General Partners                                   184,331            190,066
 Limited Partners                                14,840,119         15,407,898
  Total Partners' Capital                        15,024,450         15,597,964
  Total Liabilities and Partners' Capital       $22,320,284        $22,912,182






Consolidated Statement of Partners' Capital
For the nine  months ended August 31, 1996
                                            Limited      General
                                           Partners     Partners          Total
Balance at December 1, 1995             $15,407,898     $190,066    $15,597,964
Net income                                  725,746       20,663        746,409
Cash distributions                       (1,293,525)     (26,398)    (1,319,923)
Balance at August 31, 1996              $14,840,119     $184,331    $15,024,450






Consolidated Statements of Operations
                                    Three months ended       Nine months ended
                                        August 31,                August 31,
                                    1996         1995         1996         1995
Income
Rental                        $1,187,558   $1,129,170   $3,521,196   $3,344,619
Interest                          27,885       26,845       78,047       84,630
  Total Income                 1,215,443    1,156,015    3,599,243    3,429,249
Expenses
Property operating               494,462      510,273    1,555,927    1,516,413
Depreciation and amortization    263,491      285,757      808,623      866,236
Interest                         122,916      124,896      370,265      376,093
General and administrative        50,631       35,274      118,019       96,195
  Total Expenses                 931,500      956,200    2,852,834    2,854,937
  Net Income                    $283,943     $199,815     $746,409     $574,312

Net Income Allocated:
To the General Partners          $ 7,240     $  3,996      $20,663      $11,486
To the Limited Partners          276,703      195,819      725,746      562,826
                                $283,943     $199,815     $746,409     $574,312
Per limited partnership unit
(57,490 outstanding)               $4.81        $3.41       $12.62        $9.79







Consolidated Statements of Cash Flows
For the nine  months ended August 31,                        1996         1995

Cash Flows From Operating Activities:
Net income                                               $746,409     $574,312
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization                            808,623      866,236
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities:
  Fundings to restricted cash                            (127,608)    (120,884)
  Other assets                                              8,653        5,378
  Accounts payable and accrued expenses                    49,600       61,349
  Due to general partners and affiliates                   10,930       15,724
  Security deposits                                          (513)       5,094
Net cash provided by operating activities               1,496,094    1,407,209

Cash Flows From Investing Activities:
Additions to real estate                                (288,766)          ---
Net cash used for investing activities                  (288,766)          ---

Cash Flows From Financing Activities:
Mortgage principal payments                              (78,401)      (72,572)
Distributions                                         (1,319,923)   (1,261,260)
Net cash used for financing activities                (1,398,324)   (1,333,832)

Net increase (decrease) in cash and cash equivalents    (190,996)       73,377
Cash and cash equivalents, beginning of period         2,253,221     2,219,395
Cash and cash equivalents, end of period              $2,062,225    $2,292,772

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                $370,265      $376,093







Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1995 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of August 31, 1996 and the results of operations and cash flows for the nine months ended August 31, 1996 and 1995 and the statement of partners' capital for the nine months ended August 31, 1996. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to fiscal year 1995 which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5):

Sale of Property:

On October 2, 1996, the Partnership executed an agreement for the purchase and sale of Canterbury Park (the "Property") with a third party investor ( the "Buyer"). The estimated sales price of the Property is $6,450,000 and was determined by arms length negotiations between the Partnership and the Buyer. The General Partners expect to close on the sale of the Property in December 1996 following the completion of the Buyer's due diligence period. The Buyer has several opportunities to cancel the transaction during this due diligence period, as is customary, and there is no guarantee that the sale will close.









Part I, Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Liquidity and Capital Resources
At August 31, 1996, the Partnership had cash and cash equivalents of $2,062,225 that were invested in unaffiliated money market funds, compared with $2,253,221 at November 30, 1995. The decrease reflects mortgage principal payments, additions to real estate and cash distributions to Partners exceeding cash provided by operating activities during the first nine months of fiscal 1996. The Partnership also maintains a restricted cash balance, which totaled $347,044 at August 31, 1996, compared with $219,436 at November 30, 1995, representing escrows for real estate taxes and insurance required under the terms of the Lakeview Village mortgage. The increase reflects fundings made to the escrow account for real estate taxes that will be paid in November and December 1996. Other assets decreased from $194,815 at November 30, 1995 to $161,953 at August 31, 1996 due to the expensing of one month's prepaid real estate taxes in the first quarter of 1996 and the continued amortization of mortgage fees.

On October 2, 1996, the Partnership signed a purchase and sale agreement for the sale of Canterbury Park in Raleigh, North Carolina. The estimated sales price of the property is $6,450,000 which exceeds the appraised value of the property at year-end 1995. The General Partners expect to close the transaction in December of this calendar year following the completion of the buyer's due diligence period. While the General Partners believe that the sale will be completed the buyer has several opportunities to cancel the transaction during this due diligence period as is customary. Accordingly, there is no guarantee that the sale will close. Should the sale close as expected, the General Partners intend to make a return of capital distribution to the limited partners with the proceeds.

The General Partners continue to perform various improvements at the properties including asphalt repairs at Lakeview Village and The Hamptons at Quail Hollow. Thus far, the majority of the asphalt repairs at Lakeview Village are complete while the first stages of asphalt work at the Hamptons at Quail Hollow will begin shortly. This work will be completed by the end of the year.
The General Partners will evaluate the need for additional improvement work at the properties on an ongoing basis.

The General Partners declared a regular cash distribution of $7.50 per Unit for the quarter ended August 31, 1996 which will be paid to investors on or about October 15, 1996. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs. Given the sale of Canterbury Park and a corresponding reduction in the Partnership's cash flow, the General Partners expect that the level of cash distributions will be reduced in the future.

Results of Operations
Partnership operations for the three and nine months ended August 31, 1996 generated net income of $283,943 and $746,409, respectively, compared with net income of $199,815 and $574,312, respectively, for the corresponding periods in fiscal 1995. The increases in net income are primarily attributable to higher rental income at the Partnership's three properties.

Rental income totaled $1,187,558 and $3,521,196, respectively, for the three and nine months ended August 31, 1996 compared with $1,129,170 and $3,344,619, respectively, for the corresponding periods in fiscal 1995. The increases are primarily attributable to higher rental rates at all three of the Partnership's properties, and higher occupancy at Lakeview Village.

General and administrative expenses for the three and nine months ended August 31, 1996 were $50,631 and $118,019, respectively, compared to $35,274 and $96,195 for the corresponding periods in 1995. The increases are due to an increase in legal and audit fees, and an increase in Partnership administrative expenses.

During the first nine months of fiscal 1996 and 1995, average occupancy levels at the Partnership's properties were as follows:

           Property                         1996      1995
           Canterbury Park                   96%       96%
           The Hamptons at Quail Hollow      96%       96%
           Lakeview Village                  97%       94%









Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

            (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended August 31, 1996.









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



                              HUTTON/CONAM REALTY INVESTORS 5

                          BY: RI 5 Real Estate Services, Inc.
                              General Partner



Date: October 15, 1996    BY: /s/ Paul L. Abbott
                              Director, President, Chief
                              Executive Officer and
                              Chief Financial Officer