Form 10-K
period 1996-11-30
HUTTON CONAM REALTY INVESTORS 5
filed 1997-02-28
CIK 761310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended: November 30, 1996

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

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1996.

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

From time to time the Registrant expects to sell its real property investments taking into consideration such factors as the amount of appreciation in value, if any, to be realized and the possible risks of continued ownership. In consideration of these factors and improving market conditions, the General Partners intend to sell the remaining two properties over the next few years. No property will be sold, financed or refinanced by the Registrant without the agreement of both General Partners. Proceeds from the sale, financing or refinancing of properties will not be reinvested and may be distributed to the Limited Partners and General Partners (sometimes referred to together herein as the "Partners"), so that the Registrant will, in effect, be self-liquidating. If deemed necessary, the Registrant may retain a portion of the proceeds from any sale, financing or refinancing as capital reserves. As partial payment for properties sold, the Registrant may receive purchase money obligations secured by mortgages or deeds of trust. In such cases, the amount of such obligations will not be included in Net Proceeds From Sale or Refinancing (distributable to the Partners) until and only to the extent the obligations are realized in cash, sold or otherwise liquidated.

Originally, the Registrant acquired three residential apartment complexes (collectively, the "Properties") either directly or through investments in joint ventures. As of November 30, 1996, the Registrant had interests in the Properties as follows: (1) Lakeview Village at Ponte Vedra Lakes, a 240-unit apartment complex, located in Ponte Vedra Beach, Florida; (2) The Hamptons at Quail Hollow, a 232-unit apartment complex, located in Charlotte, North Carolina and (3) Canterbury Park Apartments, a 96-unit apartment complex, located in Raleigh, North Carolina. Subsequent to November 30, 1996, the Partnership completed the sale of Canterbury Park to an unaffiliated buyer. The selling price of $6,387,300 was determined by arms length negotiations between the Partnership and the buyer. Reference is made to Item 7 of this report for a more detailed discussion of the Canterbury Park sale. For further information on each of the Properties, see Item 2 of this report and Note 4 to the Consolidated Financial Statements incorporated herein by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1996 which is filed as an exhibit under Item 14.

Competition

The Registrant's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and such competition has increased since the Registrant's investment in the Properties due principally to the addition of newly constructed apartment complexes offering increased residential and recreational amenities. The Properties have also been subject to competition from condominiums and single-family properties especially during periods of low mortgage interest rates. The Registrant competes with other real estate owners and developers in the rental and leasing of its Properties by offering competitive rental rates and, if necessary, leasing incentives. Such competition may have an effect on the occupancy levels and revenues of the Properties. The occupancy levels at the property in Florida reflect some seasonality, which is typical in the market. In some cases, the Registrant may compete with other properties owned by partnerships affiliated with either General Partner of the Registrant.

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


Item 2.  Properties

For a description of the Registrant's Properties, a discussion of current market conditions in each of the areas where the Properties are located and appraised values, reference is made to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1996, which is filed as an exhibit under Item 14. For information on the purchase of the Properties, reference is made to Note 4 to the Consolidated Financial Statements in the Partnership's Annual Report to Unitholders. Average occupancy rates at each property are incorporated by reference to Item 7.


Item 3.  Legal Proceedings

The Registrant is not subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended November 30, 1996, no matter was submitted to a vote of Unitholders through the solicitation of proxies or otherwise.


                               PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

As of November 30, 1996, the number of Unitholders of record was 2,651.

No established public trading market exists for the Units, and it is not anticipated that such a market will develop in the future.

Distributions of Net Cash From Operations are determined by the General Partners on a quarterly basis, with distributions generally occurring approximately 45 days after the end of each fiscal quarter. Distributions to the Limited Partners are made from net operating income with respect to the Registrant's investment in the Properties and from interest on short- term investments. Information on cash distributions paid by the Partnership for the past two fiscal years is incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1996, which is filed as an exhibit under Item 14. Reference is made to Item 7 for a discussion of the General Partners' expectations for future cash distributions.


Item 6.   Selected Financial Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended November 30, 1996, which is filed as an exhibit under Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At November 30, 1996, the Partnership had cash and cash equivalents of $2,121,544 that were invested in unaffiliated money market funds, compared with $2,253,221 at November 30, 1995. The Partnership also maintains a restricted cash balance, which totaled $225,415 at November 30, 1996, compared with $219,436 at November 30, 1995, representing escrows for real estate taxes and insurance required under the terms of the Lakeview Village mortgage. Other assets decreased from $194,815 at November 30, 1995 to $167,504 at November 30, 1996 due to the continued amortization of mortgage fees. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses.

On December 10, 1996, subsequent to the Partnership's fiscal year end, the Partnership closed on the sale of Canterbury Park. Canterbury Park sold for an adjusted sales price of $6,387,300 to Burcam Capital I, L.L.C., a North Carolina limited liability company (the "Buyer"). The selling price was determined by arm's length negotiations between the Partnership and the Buyer. The transaction resulted in a gain on sale for Canterbury Park of approximately $2,600,000, which will be reflected in the Partnership's consolidated statement of operations for the first quarter ending February 28, 1997 of the next fiscal year. On January 24, 1997, the Partnership paid a special cash distribution from the sales proceeds of $6,151,430 or $107 per Unit. As a result of the pending sale, Canterbury Park was reclassified on the consolidated balance sheet as of November 30, 1996 as Property held for disposition at its net book value.

The General Partners continue to perform various improvements at the Properties including asphalt repairs at The Hamptons at Quail Hollow and other repairs to prepare vacant apartments for reoccupancy. Thus far, the majority of the asphalt work at the Hamptons at Quail Hollow is complete. Existing problems with the roofs at Lakeview Village were aggravated by severe tropical rain storms late in 1996. After evaluating the damages, the General Partners received several competitive bids to repair the roofs, and subsequently selected a contractor. The roof repairs are currently underway and are scheduled to be completed this year. The anticipated cost of repairing the roofs is approximately $340,000. The General Partners will evaluate the need for additional improvement work at the Properties on an ongoing basis.

The General Partners declared a regular cash distribution of $7.50 per Unit for the quarter ended November 30, 1996 which was paid to investors on January 15, 1997. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs. It is expected that cash distributions will be reduced in the future to reflect the decline in rental income resulting from the sale of Canterbury Park.

Given the improvement in the performance of the Partnership's Properties, and the improvement in the real estate capital markets which has increased demand by potential buyers, the General Partners have determined that it is in the best interest of the Partnership to attempt to sell the remaining two Properties in an orderly manner over the next few years. Assuming these efforts are successful, the General Partners would expect to distribute the sales proceeds and subsequently dissolve the Partnership in 1998 or 1999. However, meeting this objective will be dependent upon a variety of factors, many of which are not within the Partnership's control. Consequently, there can be no assurance that any specific property or all the Properties can be sold, that particular prices will be achieved, or that all the Properties can be sold within this time frame.

On March 15, 1996, based upon, among other things, the advice of legal counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partners adopted a resolution that states among other things, if a Change of Control (as defined below) occurs, the General Partners may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change in Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partners. In determining the amount of the distribution, the General Partners may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will receive any distribution until the General Partners have declared the distribution and established a record date and distribution date for the distribution.

Results of Operations

1996 versus 1995
Partnership operations for the fiscal year ended November 30, 1996 generated net income of $1,017,032, compared with net income of $759,410 in fiscal 1995. Net cash provided by operating activities was $2,022,547 for the fiscal year ended November 30, 1996 compared to $1,902,751 in fiscal 1995. The increase in net income and cash flow is primarily attributable to higher rental income.

Rental income totaled $4,695,358 for the fiscal year ended November 30, 1996 compared with $4,471,922 in fiscal 1995. The increase reflects higher rental income at all three Properties, and is primarily attributable to increases in rental rates at each property during the past year.

Property operating expenses totaled $2,120,789 for the fiscal year ended November 30, 1996 compared with $2,061,086 in fiscal 1995. The increase is primarily due to higher repairs and maintenance expenses at Canterbury Park and Lakeview Village and an increase in utilities expense at Canterbury Park. These expenses included interior cleaning and painting at both properties, and parking lot and roof repairs at Lakeview Village. Depreciation and amortization declined from $1,142,011 for the fiscal year ended November 30, 1995 to $1,027,524 in fiscal 1996. The decrease is primarily due to fully depreciated furniture, fixtures and equipment.

General and administrative expenses increased from $120,354 at November 30, 1995 to $140,163 at November 30, 1996. The increase is primarily attributable to higher legal fees, audit fees and Partnership administrative expenses in the 1996 period.

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

The average occupancy levels at each of the properties for the years ended November 30, 1996, 1995 and 1994 were as follows:

                                  Twelve Months Ended November 30,
Property                              1996      1995      1994
The Hamptons at Quail Hollow           96%       96%       97%
Lakeview Village                       96%       95%       93%
Canterbury Park                        96%       97%       97%


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1996, which is filed as an exhibit under
Item 14. Supplementary Data is incorporated by reference to pages F-1 and F-2 of this report.


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

RI 5 Services

RI 5 Services (formerly Hutton Real Estate Services IX, Inc.) is a Delaware corporation formed on December 23, 1982, and is an affiliate of Lehman Brothers, Inc. ("Lehman"). See the section captioned "Certain Matters Involving Affiliates of RI 5 Services" below for a description of the Hutton Group's acquisition by Shearson Lehman Brothers, Inc. ("Shearson") and the subsequent sale of certain of Shearson's domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"), which resulted in a change in the General Partner's name.

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

            Name                          Office

            Paul L. Abbott                Director, President, Chief Financial
                                          Officer and Chief Executive Officer
            Donald E. Petrow              Vice President
            David Sclafani                Vice President

Paul L. Abbott, 51, is a Managing Director of Lehman. Mr. Abbott joined Lehman in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

Donald E. Petrow, 40, is a First Vice President of Lehman Brothers Inc. Since March 1989, he has been responsible for the investment management and restructuring of various investment portfolios, including but not limited to, federal insured mortgages, tax exempt bonds, multifamily and commercial real estate. From November 1981 to February 1989, Mr. Petrow, as Vice President of Lehman, was involved in investment banking activities relating to partnership finance and acquisitions. Prior to joining Lehman, Mr. Petrow was employed in accounting and equipment leasing firms. Mr. Petrow holds a B.S. Degree in accounting from Saint Peters College and an M.B.A in Finance from Pace University.

David Sclafani, 24, is an Associate of Lehman Brothers Inc. Mr. Sclafani joined Lehman Brothers in March 1996 and is responsible for the investment management and restructuring of various limited partnerships holding multi-family real estate. Prior to joining Lehman Brothers, Mr. Sclafani worked in the real estate finance department of a major foreign bank managing performing and non-performing loans. Mr. Sclafani holds a B.S. Degree in Finance from Siena College in Loudonville, N.Y.


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

Daniel J. Epstein, 57, has been the President and a Director of ConAm Development and ConAm Management (or its predecessor firm) and a general partner of Continental American Properties, Ltd. ("ConAm"), an affiliate of ConAm Services, since their inception. Prior to that time Mr. Epstein was Vice President and a Director of American Housing Guild, which he joined in 1969. At American Housing Guild, he was responsible for the formation of the Multi-Family Division and directed its development and property management activities. Mr. Epstein holds a Bachelor of Science degree in Engineering from the University of Southern California.

E. Scott Dupree, 46, is a Senior Vice President and general counsel of ConAm Management responsible for negotiation, documentation, review and closing of acquisition, sale and financing proposals. Mr. Dupree also acts as principal legal advisor on general legal matters ranging from issues and contracts involving the management company to supervision of litigation and employment issues. Prior to joining ConAm Management in 1985, he was corporate counsel to Trusthouse Forte, Inc., a major international hotel and restaurant corporation. Mr. Dupree holds a B.A. from United States International University and a Juris Doctorate degree from the University of San Diego.

Robert J. Svatos, 38, is a Senior Vice President and is the Chief Financial Officer of ConAm Management. His responsibilities include the accounting, treasury and data processing functions of the organization. Prior to joining ConAm Management in 1988, he was the Chief Financial Officer for AmeriStar Financial Corporation, a nationwide mortgage banking firm. Mr. Svatos holds an M.B.A. in Finance from the University of San Diego and a Bachelor's of Science degree in Accounting from the University of Illinois. He is a Certified Public Accountant.

Ralph W. Tilley, 42, is a Senior Vice President and Treasurer of ConAm Management. He is responsible for the financial aspects of syndications and acquisitions, the company's asset management portfolio and risk management activities. Prior to joining ConAm Management in 1980, he was a senior accountant with KPMG Peat Marwick, specializing in real estate. He holds a Bachelor's of Science degree in Accounting from San Diego State University and is a Certified Public Accountant.

J. Bradley Forrester, 39, currently serves as an Executive Vice President of ConAm Management Corporation. He is responsible for property acquisition and disposition on a nationwide basis. Additionally, he is involved with the company's real estate development activities. Prior to joining ConAm, Mr. Forrester served as Senior Vice President - Commercial Real Estate for First Nationwide Bank in San Francisco, where he was responsible for a $2 billion problem asset portfolio including bank-owned real estate and non-performing commercial real estate loans. His past experience includes significant involvement in real estate development and finance, property acquisitions and dispositions and owner's representation matters. Prior to entering the real estate profession, he worked for KPMG Peat Marwick in Dallas, Texas. Mr. Forrester holds a Bachelor of Science degree in Accounting from Louisiana State University. He received his CPA certification in the State of Texas.

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


Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of November 30, 1996, no person was known by the Registrant to be the beneficial owner of more than five percent of the Units of the Registrant. Neither of the General Partners nor any of their directors or executive officers owns any Units.


Item 13.  Certain Relationships and Related Transactions

RI 5 Services and ConAm Services each received $17,599 as its allocable share of Net Cash from Operations with respect to the fiscal year ended November 30, 1996. Pursuant to the Certificate and Agreement of Limited Partnership of the Registrant, for the fiscal year ended November 30, 1996, $27,769 of the Registrant's net income was allocated to the General Partners ($13,884.50 to RI 5 Services and $13,884.50 to ConAm Services). For a description of the share of Net Cash from Operations and the allocation of income and loss to which the General Partners are entitled, reference is made to the discussion under the caption "Distributions and Allocations" contained on pages 50 through 54 of the Prospectus of the Registrant dated March 27, 1985 (the "Prospectus") contained in Amendment No. 1 to Registration Statement No. 2-95481, which discussion is incorporated herein by reference.

The Registrant has entered into property management agreements with ConAm Management pursuant to which ConAm Management has assumed direct responsibility for day-to-day management of the Properties. It is the responsibility of ConAm Management to select resident managers and local property managers, where appropriate, and monitor their performance. ConAm Management's services also include the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, and related services. For such services, ConAm Management is entitled to receive a management fee as described on pages 33 and 34 of the Prospectus under the caption "Investment Objectives and Policies - Management of Properties," which description is herein incorporated by reference. A summary of property management fees earned by ConAm Management during the past three fiscal years is incorporated by reference to Note 6 to the Consolidated Financial Statements, included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1996, which is filed as an exhibit under Item 14.

Pursuant to Section 12(g) of the Registrant's Certificate and Agreement of Limited Partnership, the General Partners and certain affiliates may be reimbursed by the Registrant for certain costs as described on page 17 of the Prospectus, which description is incorporated herein by reference thereto. First Data Investor Services Group, provides partnership accounting and investor relations services for the Registrant. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation. Both First Data Investor Services Group and Service Data Corporation are unaffiliated companies. A summary of amounts paid to the General Partners or their affiliates during the past three fiscal years is incorporated by reference to Note 6 to the Consolidated Financial Statements, included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1996, which is filed as an exhibit under Item 14.


                               PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)(1) Financial Statements:

                                                                Page
Consolidated Balance Sheets - November 30, 1996 and 1995        (1)

Consolidated Statements of Operations -
For the years ended November 30, 1996, 1995 and 1994            (1)

Consolidated Statements of Partners' Capital -
For the years ended November 30, 1996, 1995 and 1994            (1)

Consolidated Statements of Cash Flows -
For the years ended November 30, 1996, 1995 and 1994            (1)

Notes to the Consolidated Financial Statements                  (1)

Report of Independent Accountants                               (1)

(a)(2)  Financial Statement Schedule:

Schedule III - Real Estate and Accumulated Depreciation         (F-1)

Report of Independent Accountants                               (F-2)

(1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1996, filed as an exhibit under Item 14.

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

(13) Annual Report to Unitholders for the fiscal year ended November 30, 1996.

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


(b)      Reports on Form 8-K:

         On December 24, 1996, the Partnership filed a Form 8-K on the closing of the Canterbury Park sale.


                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: February 28, 1997        HUTTON/CONAM REALTY INVESTORS 5

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



                                RI 5 REAL ESTATE SERVICES INC.
                                A General Partner



Date:  February 28, 1997        BY:  /S/  Paul L. Abbott
                                     Paul L. Abbott
                                     Director, President,
                                     Chief Executive Officer
                                     and Chief Financial Officer




Date:  February 28, 1997        BY:  /S/  Donald E. Petrow
                                     Donald E. Petrow
                                     Vice President




Date:  February 28, 1997        BY:  /S/  David Sclafani
                                     David Sclafani
                                     Vice President

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



                                CONAM PROPERTY SERVICES IV, LTD.
                                A General Partner

                                By: Continental American Development, Inc. General Partner



Date:  February 28, 1997        BY:     /S/  Daniel J. Epstein
                                        Daniel J. Epstein
                                        Director and President



Date:  February 28, 1997        BY:     /S/  E. Scott Dupree
                                        E. Scott Dupree
                                        Vice President/Director





Date:  February 28, 1997        BY:     /S/  Robert J. Svatos
                                        Robert J. Svatos
                                        Vice President/Director




Date:  February 28, 1997        BY:     /S/  Ralph W. Tilley
                                        Ralph W. Tilley
                                        Vice President




Date:  February 28, 1997        BY:     /S/  J. Bradley Forrester
                                        J. Bradley Forrester
                                        Vice President