Form 10-Q
period 1997-02-28
HUTTON CONAM REALTY INVESTORS 5
filed 1997-04-14
CIK 761310

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
         X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Quarterly Period Ended February 28, 1997

                               or

        --- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Transition period from ______  to ______

                   Commission File Number: 0-014341


                 HUTTON/CONAM REALTY INVESTORS 5
      Exact Name of Registrant as Specified in its Charter

          California
State or Other Jurisdiction of                 11-2712111
Incorporation or Organization      I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY Attn: Andre Anderson                 10285
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


Consolidated Balance Sheets             At February 28,       At November 30,
                                                  1997                  1996
Assets
Investments in real estate:
  Land                                    $  3,780,687          $  3,780,687
  Buildings and improvements                22,125,028            22,125,028
                                            25,905,715            25,905,715
Less accumulated depreciation              (10,265,899)          (10,055,068)
                                            15,639,816            15,850,647
Property held for disposition                        _             3,687,584
Cash and cash equivalents                    2,047,353             2,121,544
Restricted cash                                265,732               225,415
Other assets, net of accumulated
 amortization of $107,598 in 1997 and
 $99,528 in 1996                               147,156               167,504
        Total Assets                      $ 18,100,057          $ 22,052,694
Liabilities and Partners' Capital
Liabilities:
  Mortgage payable                        $  6,271,363          $  6,299,052
  Distribution payable                         351,980               439,974
  Accounts payable and accrued expenses        312,758               309,475
  Due to general partners and affiliates        15,190                19,613
  Security deposits                            106,422               129,482
        Total Liabilities                    7,057,713             7,197,596
Partners' Capital:
  General Partners                             179,866               182,637
  Limited Partners (57,490 units
   outstanding)                             10,862,478            14,672,461
        Total Partners' Capital             11,042,344            14,855,098
        Total Liabilities and Partners'
        Capital                            $18,100,057          $ 22,052,694



Consolidated Statement of Partners' Capital
For the three months ended February 28, 1997
                                           General       Limited
                                          Partners      Partners        Total
Balance at November 30, 1996            $  182,637  $ 14,672,461  $14,855,098
Net income                                   4,269     2,686,387    2,690,656
Cash distributions                          (7,040)   (6,496,370)  (6,503,410)
Balance at February 28, 1997            $  179,866  $ 10,862,478  $11,042,344


Consolidated Statements of Operations
For the three months ended February 28 and February 29,     1997         1996
Income
Rental                                                $  952,545  $ 1,167,533
Interest and other                                        61,842       26,455
     Total Income                                      1,014,387    1,193,988
Expenses
Property operating                                       525,504      550,558
Depreciation and amortization                            218,901      273,855
Interest                                                 121,866      123,925
General and administrative                                40,101       35,114
     Total Expenses                                      906,372      983,452
Income from operations                                   108,015      210,536
Gain on sale of property                               2,582,641            _
     Net Income                                       $2,690,656  $   210,536
Net Income Allocated:
To the General Partners                               $    4,269  $     6,505
To the Limited Partners                                2,686,387      204,031
                                                      $2,690,656  $   210,536
Per limited partnership unit (57,490 outstanding)
Income from operations                                    $ 1.81       $ 3.55
Gain on sale of property                                   44.92            _
                                                          $46.73       $ 3.55


Consolidated Statements of Cash Flows
For the three months ended February 28 and February 29,     1997         1996
Cash Flows From Operating Activities:
Net income                                           $ 2,690,656   $  210,536
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                         218,901      273,855
   Gain on sale of property                           (2,582,641)           _
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
        Fundings to restricted cash                      (40,317)     (42,568)
        Other assets                                      12,278      (29,361)
        Accounts payable and accrued expenses              3,283      (81,713)
        Due to general partners and affiliates            (4,423)       1,377
        Security deposits                                (23,060)      (1,717)
Net cash provided by operating activities                274,677      330,409
Cash Flows From Investing Activities:
Net proceeds from sale of property                     6,270,225            _
Additions to real estate                                       _     (125,897)
Net cash provided by (used for) investing activities   6,270,225     (125,897)
Cash Flows From Financing Activities:
Distributions                                         (6,591,404)    (439,974)
Mortgage principal payments                              (27,689)     (25,630)
Net cash used for financing activities                (6,619,093)    (465,604)
Net decrease in cash and cash equivalents                (74,191)    (261,092)
Cash and cash equivalents, beginning of period         2,121,544    2,253,221
Cash and cash equivalents, end of period             $ 2,047,353  $ 1,992,129
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                $121,866     $123,925


Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1996 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of February 28, 1997 and the results of operations and cash flows for the three months ended February 28, 1997 and February 29, 1996 and the consolidated statement of partners' capital for the three months ended February 28, 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant event has occurred subsequent to fiscal year 1996, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

Sale of Property

On December 10, 1996, the Partnership closed on the sale of Canterbury Park Apartments ("Canterbury Park"). Canterbury Park sold for $6,387,300 to Burcam Capital I, L.L.C., a North Carolina limited liability company (the "Buyer"), which is unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and the Buyer. The transaction resulted in a gain on sale for Canterbury Park of $2,582,641, which is reflected in the Partnership's consolidated statements of operations for the three months ended February 28, 1997.

On January 24, 1997, the General Partners paid a special distribution of $6,151,430, representing the net proceeds from the sale of Canterbury Park, to the Limited Partners.


Part I, Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Liquidity and Capital Resources

At February 28, 1997, the Partnership had cash and cash equivalents of $2,047,353 which were invested in unaffiliated money market funds, compared with $2,121,544 at November 30, 1996. The decrease reflects mortgage principal payments and cash distributions to Partners exceeding proceeds from the sale of Canterbury Park (discussed below) and cash provided by operating activities during the first quarter of fiscal 1997.

On December 10, 1996, the Partnership closed on the sale of Canterbury Park. Canterbury Park sold for $6,387,300 to Burcam Capital I, L.L.C., a North Carolina limited liability company (the "Buyer"), which is unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and the Buyer. The transaction resulted in a gain on sale for Canterbury Park of $2,582,641, which is reflected in the Partnership's consolidated statement of operations in the first quarter of the 1997 fiscal year.

On January 24, 1997, the General Partners paid a special distribution of $6,151,430, or $107.00 per unit, representing the net proceeds from the sale of Canterbury Park, to the Limited
Partners.

The General Partners declared a regular cash distribution of $6 per Unit for the quarter endedFebruary 28, 1997 which will be paid to investors on or about April 15, 1997. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs. It is anticipated that cash from reserves may be required to fund a portion of the distributions during 1997 as a result of capital expenditures required at the Partnership's properties.

Results of Operations

Partnership operations for the three months ended February 28, 1997 generated net income of $2,690,656 compared with net income of $210,536 for the corresponding period in fiscal 1996. The increase was primarily attributable to the gain on sale of Canterbury Park. Income from operations was $108,015 for the three months ended February 28, 1997, compared with $210,536 for the corresponding period in fiscal 1996. The decrease is primarily due to the sale of Canterbury Park and the corresponding reduction in rental income.

Rental income totaled $952,545 for the three months ended February 28, 1997 compared with $1,167,533 for the corresponding period in fiscal 1996, down primarily as a result of the sale of Canterbury Park on December 10, 1996, and a decline in occupancy at Lakeview Village. Interest and other income increased from $26,455 for the three months ended February 29, 1996 to $61,842 for the three months ended February 28, 1997. The increase is primarily due to an increase in the Partnership's average cash balance due to the sale of Canterbury Park.

Property operating expenses for the three months ended February
28, 1997 totaled $525,504 compared with $550,558 for the corresponding period in fiscal 1996. The decrease is attributable to the sale of Canterbury Park, and to a decrease in repairs and maintenance expense at The Hamptons at Quail Hollow.

During the first three months of fiscal 1997 and 1996, average occupancy levels at the Partnership's properties were as follows:

           Property                            1997            1996
           The Hamptons at Quail Hollow         94%             95%
           Lakeview Village                     88%             97%


Part II Other Information

Items 1-5       Not applicable.

Item 6          Exhibits and reports on Form 8-K.

        (a)  Exhibits -

        (27) Financial Data Schedule

        (b)  Reports on Form 8-K -

        On December 24, 1996, a Form 8-K was filed reporting the sale of Canterbury Park.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         HUTTON/CONAM REALTY INVESTORS 5

                    BY:  RI 5 Real Estate Services Inc.
                         General Partner



Date:  April 14, 1997    BY:    /s/ Paul L. Abbott
                                Paul L. Abbott
                                Director, President, Chief
                                Executive Officer  and
                                Chief Financial Officer