Form 10-Q
period 1997-05-31
HUTTON CONAM REALTY INVESTORS 5
filed 1997-07-15
CIK 761310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended May 31, 1997

                                       or

         Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-014341


                        HUTTON/CONAM REALTY INVESTORS 5
              Exact Name of Registrant as Specified in its Charter


        California                                    11-2712111
State or Other Jurisdiction                        I.R.S. Employer
of Incorporation or Organization                  Identification No.


3 World Financial Center, 29th Floor,
New York, NY   Attn: Andre Anderson                     10285
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



CONSOLIDATED BALANCE SHEETS                     At May 31,     At November 30,
                                                     1997                1996

Assets
Investments in real estate:
  Land                                        $ 3,780,687         $ 3,780,687
  Buildings and improvements                   22,125,028          22,125,028
                                               25,905,715          25,905,715
  Less accumulated depreciation               (10,476,730)        (10,055,068)
                                               15,428,985          15,850,647
Property held for disposition                         ---           3,687,584
Cash and cash equivalents                       1,967,153           2,121,544
Restricted cash                                   310,626             225,415
Other assets, net of accumulated amortization
 of $115,668 in 1997 and $99,528 in 1996          145,193             167,504
  Total Assets                                $17,851,957         $22,052,694
Liabilities and Partners' Capital
Liabilities:
  Mortgage payable                            $ 6,243,134         $ 6,299,052
  Distribution payable                            351,980             439,974
  Accounts payable and accrued expenses           430,292             309,475
  Due to general partners and affiliates           14,692              19,613
  Security deposits                                97,755             129,482
   Total Liabilities                            7,137,853           7,197,596
Partners' Capital:
  General Partners                                175,410             182,637
  Limited Partners (57,490 units outstanding)  10,538,694          14,672,461
   Total Partners' Capital                     10,714,104          14,855,098
   Total Liabilities and Partners' Capital    $17,851,957         $22,052,694



CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
For the six months ended May 31, 1997
                                   General           Limited
                                  Partners          Partners            Total
Balance at November 30, 1996    $  182,637       $14,672,461      $14,855,098
Net income                           6,852         2,707,543        2,714,395
Cash distributions                 (14,079)       (6,841,310)      (6,855,389)
Balance at May 31, 1997         $  175,410       $10,538,694      $10,714,104



CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Three months                Six months
                                   ended May 31,              ended May 31,
                                1997          1996          1997         1996
Income
Rental                    $  884,396   $ 1,166,105   $ 1,836,941  $ 2,333,638
Interest and other            21,841        23,707        83,683       50,162
  Total Income               906,237     1,189,812     1,920,624    2,383,800
Expenses
Property operating           489,193       510,907     1,014,697    1,061,465
Depreciation and
 amortization                218,901       271,277       437,802      545,132
Interest                     121,326       123,424       243,192      247,349
General and administrative    53,078        32,274        93,179       67,388
 Total Expenses              882,498       937,882     1,788,870    1,921,334
Income from operations        23,739       251,930       131,754      462,466
Gain on sale of property         ---           ---     2,582,641          ---
  Net Income               $  23,739    $  251,930   $ 2,714,395   $  462,466
Net Income Allocated:
To the General Partners    $   2,583    $    6,918   $     6,852   $   13,423
To the Limited Partners       21,156       245,012     2,707,543      449,043
                           $  23,739    $  251,930   $ 2,714,395   $  462,466
Per limited partnership unit
(57,490 outstanding)
Income from operations          $.37         $4.26        $ 2.18       $ 7.81
Gain on sale of property         ---           ---         44.92          ---
                                $.37        $ 4.26       $ 47.10       $ 7.81



CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended May 31,                            1997         1996
Cash Flows From Operating Activities:
Net income                                           $ 2,714,395   $  462,466
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                         437,802      545,132
   Gain on sale of property                           (2,582,641)         ---
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
    Fundings to restricted cash                          (85,211)     (85,073)
    Other assets                                           6,171        8,268
    Accounts payable and accrued expenses                120,817      (28,687)
    Due to general partners and affiliates                (4,921)       1,121
    Security deposits                                    (31,727)       3,750
Net cash provided by operating activities                574,685      906,977
Cash Flows From Investing Activities:
Net proceeds from sale of property                     6,270,225          ---
Additions to real estate                                     ---     (288,766)
Net cash provided by (used for) investing activities   6,270,225     (288,766)
Cash Flows From Financing Activities:
Distributions                                         (6,943,383)    (879,948)
Mortgage principal payments                              (55,918)     (51,761)
Net cash used for financing activities                (6,999,301)    (931,709)
Net decrease in cash and cash equivalents               (154,391)    (313,498)
Cash and cash equivalents, beginning of period         2,121,544    2,253,221
Cash and cash equivalents, end of period             $ 1,967,153  $ 1,939,723
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest             $   243,192  $   247,349



NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1996 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of May 31, 1997 and the results of operations for the three and six months ended May 31, 1997 and 1996 and the consolidated statements of cash flows and partners' capital for the six months ended May 31, 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant event has occurred subsequent to fiscal year 1996, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

Sale of Property
On December 10, 1996, the Partnership closed on the sale of Canterbury Park Apartments ("Canterbury Park"). Canterbury Park sold for $6,387,300 to Burcam Capital I, L.L.C., a North Carolina limited liability company (the "Buyer"), which is unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and the Buyer. The transaction resulted in a gain on sale for Canterbury Park of $2,582,641, which is reflected in the Partnership's consolidated statements of operations for the six months ended May 31, 1997.

On January 24, 1997, the General Partners paid a special distribution of $6,151,430, representing the net proceeds from the sale of Canterbury Park, to the Limited Partners.



Part I, Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations

Liquidity and Capital Resources
At May 31, 1997, the Partnership had cash and cash equivalents of $1,967,153 which were invested in unaffiliated money market funds, compared with $2,121,544 at November 30, 1996. The decrease reflects mortgage principal payments and cash distributions to Partners exceeding proceeds from the sale of Canterbury Park (discussed below) and cash provided by operating activities during the first half of fiscal 1997.

On December 10, 1996, the Partnership closed on the sale of Canterbury Park. Canterbury Park sold for $6,387,300 to Burcam Capital I, L.L.C., a North Carolina limited liability company (the "Buyer"), which is unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and the Buyer. The transaction resulted in a gain on sale for Canterbury Park of $2,582,641, which is reflected in the Partnership's consolidated statement of operations in the first six months of the 1997 fiscal year. On January 24, 1997, the General Partners paid a special distribution of $6,151,430, or $107.00 per unit, representing the net proceeds from the sale of Canterbury Park, to the Limited Partners.

The Partnership's restricted cash balance totaled $310,626 at May 31, 1997, compared to $225,415 at November 30, 1996. The increase is primary attributable to contributions made to an escrow account for the purpose of funding real estate taxes as required under the terms of the Lakeview Village mortgage.

Accounts payable and accrued expenses totaled $430,292 at May 31, 1997, compared to $309,475 at November 30, 1996. The increase is primarily attributable to North Carolina state withholding tax requirements relating to the special distribution paid to the Limited Partners from the sale proceeds of Canterbury Park.

The sale of Canterbury Park is also the primary reason for the decrease in the Partnership's security deposits and due to general partners and affiliates balances at May 31, 1997, compared to the amount of such balances at November 30, 1996. Due to general partners and affiliates represents property management fees owed by the Partnership.

The General Partners declared a regular cash distribution of $6 per Unit for the quarter ended May 31, 1997 which will be paid to investors on or about July 15, 1997. The General Partners will determine the amount of future quarterly distributions based on the Partnership's available cash flow and future cash needs. A portion of the 1997 second quarter cash distribution was funded from the Partnership's cash reserves as a result of capital expenditures required at the Partnership's properties.

Results of Operations
Partnership operations for the three and six months ended May 31, 1997 generated net income of $23,739 and $2,714,395, respectively, compared with net income of $251,930 and $462,466, respectively, for the corresponding periods in fiscal 1996. The increase in the first half of 1997 was primarily attributable to the gain on sale of Canterbury Park. Income from operations for the three and six months ended May 31, 1997 was $23,739 and $131,754, respectively, compared with $251,930 and $462,466, respectively, for the corresponding periods in fiscal 1996. The decrease is primarily due to the sale of Canterbury Park and the corresponding reduction in rental income, and, to a lesser extent, a decline in occupancy at Lakeview Village, resulting in decreased rental income at the property.

Rental income totaled $884,396 and $1,836,941, respectively, for the three and six months ended May 31, 1997 compared with $1,166,105 and $2,333,638, respectively, for the corresponding periods in fiscal 1996, down primarily as a result of the sale of Canterbury Park on December 10, 1996, and a decline in occupancy at Lakeview Village.

Interest and other income totaled $21,841 and $83,683, respectively, for the three and six months ended May 31, 1997 compared with $23,707 and $50,162, respectively, for the corresponding periods in fiscal 1996. The increase in the first half of 1997 is primarily due to an increase in the Partnership's average cash balance due to the sale of Canterbury Park.

Property operating expenses for the three and six months ended May 31, 1997 totaled $489,193 and $1,014,697, respectively, compared with $510,907 and $1,061,465, respectively, for the corresponding periods in fiscal 1996. The decrease for both periods is attributable to the sale of Canterbury Park, and to a decrease in repairs and maintenance expense at The Hamptons at Quail Hollow, partially offset by an increase in repairs and maintenance at Lakeview Village primarily as a result of parking lot and roof repairs. The sale of Canterbury Park is also the primary reason for the decrease in depreciation and amortization expense for the three and six months ended May 31, 1997, which totaled $218,901 and $437,802, respectively, compared to $271,277 and $545,132, respectively, for the corresponding periods in fiscal 1996.

General and administrative expenses for the three and six months ended May 31, 1997 were $53,078 and $93,179, respectively, compared to $32,274 and $67,388, respectively, for the same periods in 1996. During the 1997 periods, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of RI 5 Real Estate Services Inc. in prior periods, were reimbursed to RI 5 Real Estate Services Inc. and its affiliates.

During the first six months of fiscal 1997 and 1996, average occupancy levels at the Partnership's properties were as follows:

        Property                          1997    1996
        The Hamptons at Quail Hollow       92%     95%
        Lakeview Village                   87%     97%


Part II  Other Information

Items 1-5   Not applicable.

Item 6      Exhibits and reports on Form 8-K.

            (a)  Exhibits -

                 (27) Financial Data Schedule

            (b)  Reports on Form 8-K -
                 No reports on Form 8-K were filed during the quarter ended May 31, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



				HUTTON/CONAM REALTY INVESTORS 5

			BY:	RI 5 Real Estate Services Inc.
				General Partner



Date:  July 15, 1997            BY:  /s/ Paul L. Abbott
                                         Paul L. Abbott
                                         Director, President, Chief
                                         Executive Officer and
                                         Chief Financial Officer