Form 10-Q
period 1997-08-31
HUTTON CONAM REALTY INVESTORS 5
filed 1997-10-15
CIK 761310

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Quarterly Period Ended August 31, 1997

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


Consolidated Balance Sheets                  At August 31,    At November 30,
                                                     1997               1996
Assets
Investments in real estate:
  Land                                        $ 3,780,687        $ 3,780,687
  Buildings and improvements                   22,125,028         22,125,028
                                               25,905,715         25,905,715
  Less accumulated depreciation               (10,687,560)       (10,055,068)
                                               15,218,155         15,850,647
Property held for disposition                         ---          3,687,584
Cash and cash equivalents                       1,726,684          2,121,544
Restricted cash                                   363,061            225,415
Other assets, net of accumulated amortization
 of $123,738 in 1997 and $99,528 in 1996          136,884            167,504
   Total Assets                               $17,444,784        $22,052,694
Liabilities and Partners' Capital
Liabilities:
  Mortgage payable                            $ 6,214,353        $ 6,299,052
  Distribution payable                            351,981            439,974
  Accounts payable and accrued expenses           504,599            309,475
  Due to general partners and affiliates           16,032             19,613
  Security deposits                                93,946            129,482
   Total Liabilities                            7,180,911          7,197,596
Partners' Capital:
  General Partners                                168,513            182,637
  Limited Partners (57,490 units outstanding)  10,095,360         14,672,461
   Total Partners' Capital                     10,263,873         14,855,098
   Total Liabilities and Partners' Capital    $17,444,784        $22,052,694



Consolidated Statement of Partners' Capital
For the nine months ended August 31, 1997
                                     General          Limited
                                    Partners         Partners          Total
Balance at November 30, 1996        $182,637      $14,672,461    $14,855,098
Net income                             6,995        2,609,149      2,616,144
Cash distributions                   (21,119)      (7,186,250)    (7,207,369)
Balance at August 31, 1997          $168,513      $10,095,360    $10,263,873



Consolidated Statements of Operations
                                 Three months ended          Nine months ended
                                      August 31,                 August 31,
                                 1997           1996         1997         1996
Income
Rental                     $  930,876     $1,187,558   $2,767,817   $3,521,196
Interest and other             28,981         27,885      112,664       78,047
  Total Income                959,857      1,215,443    2,880,481    3,599,243
Expenses
Property operating            685,518        494,462    1,700,215    1,555,927
Depreciation and amortization 218,900        263,491      656,702      808,623
Interest                      120,776        122,916      363,968      370,265
General and administrative     32,914         50,631      126,093      118,019
  Total Expenses            1,058,108        931,500    2,846,978    2,852,834
Income (Loss) from operations (98,251)       283,943       33,503      746,409
Gain on sale of property          ---            ---    2,582,641          ---
  Net Income (Loss)          $(98,251)      $283,943   $2,616,144   $  746,409
Net Income (Loss) Allocated:
To the General Partners      $    143       $  7,240   $    6,995   $   20,663
To the Limited Partners       (98,394)       276,703    2,609,149      725,746
                             $(98,251)      $283,943   $2,616,144   $  746,409
Per limited partnership unit
(57,490 outstanding)
Income (loss) from operations  $(1.71)         $4.81       $  .46       $12.62
Gain on sale of property          ---            ---        44.92          ---
                               $(1.71)         $4.81       $45.38       $12.62



Consolidated Statements of Cash Flows
For the nine months ended August 31,                      1997           1996
Cash Flows From Operating Activities:
Net income                                          $2,616,144     $  746,409
Adjustments to reconcile net income to
net cash provided by operating activities:
 Depreciation and amortization                         656,702        808,623
 Gain on sale of property                           (2,582,641)           ---
 Increase (decrease) in cash arising from
 changes in operating assets and liabilities:
  Fundings to restricted cash                         (137,646)      (127,608)
  Other assets                                           6,410          8,653
  Accounts payable and accrued expenses                195,124         49,600
  Due to general partners and affiliates                (3,581)        10,930
  Security deposits                                    (35,536)          (513)
Net cash provided by operating activities              714,976      1,496,094
Cash Flows From Investing Activities:
Net proceeds from sale of property                   6,270,225            ---
Additions to real estate                                   ---       (288,766)
Net cash provided by (used for) investing activities 6,270,225       (288,766)
Cash Flows From Financing Activities:
Distributions                                       (7,295,362)    (1,319,923)
Mortgage principal payments                            (84,699)       (78,401)
Net cash used for financing activities              (7,380,061)    (1,398,324)
Net decrease in cash and cash equivalents             (394,860)      (190,996)
Cash and cash equivalents, beginning of period       2,121,544      2,253,221
Cash and cash equivalents, end of period            $1,726,684     $2,062,225
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest            $  363,968     $  370,265



Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1996 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of August 31, 1997 and the results of operations for the three and nine months ended August 31, 1997 and 1996 and the consolidated statements of cash flows and partners' capital for the nine months ended August 31, 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

On August 29, 1997 ConAm Property Services IV, Ltd. ("CPS IV"), a co-general partner of the Partnership, executed a contract to acquire RI 5 Real Estate Services Inc.'s co-general partner interest in the Partnership. As a result, upon the closing of this transaction CPS IV will become the sole general partner of the Partnership. See Part II, Item 5 of this 10-Q for additional information.

The following significant event has occurred subsequent to fiscal year 1996, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

Sale of Property
On December 10, 1996, the Partnership closed on the sale of Canterbury Park Apartments ("Canterbury Park"). Canterbury Park sold for $6,387,300 to Burcam Capital I, L.L.C., a North Carolina limited liability company (the "Buyer"), which is unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and the Buyer. The transaction resulted in a gain on sale for Canterbury Park of $2,582,641, which is reflected in the Partnership's consolidated statements of operations for the nine months ended August 31, 1997.

On January 24, 1997, the General Partners paid a special distribution of $6,151,430, representing the net proceeds from the sale of Canterbury Park, to the Limited Partners.



Part I, Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Liquidity and Capital Resources
At August 31, 1997, the Partnership had cash and cash equivalents of $1,726,684 which were invested in unaffiliated money market funds, compared with $2,121,544 at November 30, 1996. The decrease reflects mortgage principal payments and cash distributions to Partners exceeding proceeds from the December 1996 sale of Canterbury Park and cash provided by operating activities during the first nine months of fiscal 1997.

The Partnership's restricted cash balance totaled $363,061 at August 31, 1997, compared to $225,415 at November 30, 1996. The increase is primarily attributable to contributions made to an escrow account for the purpose of funding real estate taxes as required under the terms of the Lakeview Village mortgage.

Accounts payable and accrued expenses totaled $504,599 at August 31, 1997, compared to $309,475 at November 30, 1996. The increase is primarily attributable to North Carolina state withholding tax requirements relating to the special distribution paid to the Limited Partners from the sale proceeds of Canterbury Park.

The sale of Canterbury Park is also the primary reason for the decrease in the Partnership's security deposits and due to general partners and affiliates balances at August 31, 1997, compared to the amount of such balances at November 30, 1996.

The General Partners declared a regular cash distribution of $6 per Unit for the quarter ended August 31, 1997 which will be paid to investors on or about October 22, 1997. The General Partners will determine the amount of future quarterly distributions based on the Partnership's available cash flow and future cash needs.

Results of Operations
Partnership operations for the three and nine months ended August 31, 1997 generated a net loss of $98,251 and net income of $2,616,144, respectively, compared with net income of $283,943 and $746,409, respectively, for the corresponding periods in fiscal 1996. The increase for the nine month period is primarily attributable to the gain on the sale of Canterbury Park. Income
(loss) from operations for the three and nine months ended August 31, 1997 was $(98,251) and $33,503, respectively, compared with $283,943 and $746,409, respectively, for the corresponding periods in fiscal 1996. The decrease is primarily due to the sale of Canterbury Park and the corresponding reduction in rental income and, to a lesser extent, an increase in repairs and maintenance expense at Lakeview Village, and a decline in occupancy at Lakeview Village, resulting in decreased rental income at the property.

Rental income totaled $930,876 and $2,767,817 for the three and nine months ended August 31, 1997, compared with $1,187,558 and $3,521,196, respectively, for the corresponding periods in fiscal 1996, down primarily as a result of the sale of Canterbury Park on December 10, 1996, and a decline in occupancy at Lakeview Village.

Interest and other income totaled $28,981 and $112,664, respectively, for the three and nine months ended August 31, 1997 compared with $27,885 and $78,047, respectively, for the corresponding periods in fiscal 1996. The increase for the nine- month period is primarily due to an increase in the Partnership's average cash balance due to the sale of Canterbury Park.

Property operating expenses for the three and nine months ended August 31, 1997 totaled $685,518 and $1,700,215, respectively, compared with $494,462 and $1,555,927, respectively, for the corresponding periods in fiscal 1996. The increases for both periods are primarily attributable to an increase in repairs and maintenance at Lakeview Village primarily as a result of roof repairs.

The sale of Canterbury Park is the primary reason for the decrease in depreciation and amortization expense for the three and nine months ended August 31, 1997, which totaled $218,900 and $656,702, respectively, compared to $263,491 and $808,623, respectively, for the corresponding periods in fiscal 1996.

General and administrative expenses for the three and nine months ended August 31, 1997 were $32,914 and $126,093, respectively, compared to $50,631 and $118,019, respectively, for the same periods in 1996. The decrease for the three-month period is primarily attributable to a decrease in audit fees and the timing of accruals during the 1996 period of certain administrative and professional fees. The increase for the nine-month period is primarily attributable to the reimbursement of certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of RI 5 Real Estate Services Inc. in prior periods. During the 1997 periods, such expenses were reimbursed to RI 5 Real Estate Services Inc. and its affiliates.

During the first nine months of fiscal 1997 and 1996, average occupancy levels at the Partnership's properties were as follows:

           Property                        1997    1996
           The Hamptons at Quail Hollow     96%     96%
           Lakeview Village                 89%     97%



Part II     Other Information

Items 1-4   Not applicable.

Item 5      Other Information
            ConAm Property Services IV, Ltd. ("CPS IV") and RI 5 Real Estate Services Inc.'s ("RI 5") have served as co- general partners of the Partnership since its inception. On August 29, 1997, CPS IV executed a contract to acquire RI 5's co-general partner interest in the Partnership. As a result, upon the closing of this transaction CPS IV will become the sole general partner of the Partnership.

Item 6      Exhibits and reports on Form 8-K.

            (a)  Exhibits -

                 (27) Financial Data Schedule

            (b)  Reports on Form 8-K -

                 No reports on Form 8-K were filed during the quarter ended August 31, 1997.



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



                                HUTTON/CONAM REALTY INVESTORS 5

                                BY:  RI 5 Real Estate Services Inc.
                                     General Partner


Date:  October 15, 1997         BY:  /s/ Doreen D. Odell
                                         Director, President, Chief Executive
                                         Officer and Chief Financial Officer