Form 10-K
period 1997-11-30
HUTTON CONAM REALTY INVESTORS 5
filed 1998-03-02
CIK 761310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

               For the fiscal year ended: November 30, 1997

                                    OR

  [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

               For the transition period from _____ to _____

                     Commission file number:  0-014341


                       CONAM REALTY INVESTORS 5 L.P.
                             formerly known as
                      HUTTON/CONAM REALTY INVESTORS 5
           Exact name of Registrant as specified in its charter


     California                                               11-2712111
State or other jurisdiction of incorporation I.R.S. Employer Identification No.

Attention:  Robert J. Svatos
1764 San Diego Avenue, San Diego California                    92110-1906
Address of principal executive offices                          zip code

Registrant's telephone number, including area code: (619) 297-6771

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

Documents Incorporated by Reference:

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1997.


                                PART I

Item 1.  Business

(a) General Description of Business and Objectives

This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in or contemplated by the forward-looking statements as a result of a number of factors, including those identified herein.

ConAm Realty Investors 5 L.P., formerly known as Hutton/ConAm Realty Investors 5, (the "Partnership") is a California limited partnership formed on June 28, 1984. ConAm Property Services IV, Ltd. ("CPS IV"), a California limited partnership, and RI 5 Real Estate Services, Inc., ("RI 5"), a Delaware corporation, were the original co-general partners of the Partnership. On January 27, 1998, CPS IV acquired RI 5's co-general partner interest in the Partnership, effective July 1, 1997, pursuant to a Purchase and Sale Agreement between CPS IV and RI 5 dated August 29, 1997. As a result, CPS IV now serves as the sole general partner (the "General Partner") of the Partnership. In conjunction with this transaction, the name of the Partnership was changed from Hutton/ConAm Realty Investors 5 to ConAm Realty Investors 5 L.P.

The Partnership was organized to engage in the business of acquiring, operating and holding for investment multifamily residential properties. The Partnership originally invested in one residential apartment property and two joint ventures, each of which owns a specified property. As discussed below, one property was sold in December 1996. Funds held as a working capital reserve are invested in bank certificates of deposit, unaffiliated money market funds or other highly liquid short-term investments where there is appropriate safety of principal in accordance with the Partnership's investment objectives and policies.

The Partnership's principal investment objectives with respect to its interests in real property are:

(1)  capital appreciation;

(2) distributions of net cash from operations attributable to rental income; and

(3)  preservation and protection of capital.

Distribution of net cash from operations is the Partnership's objective during its operational phase, while preservation and appreciation of capital are the Partnership's longer-term objectives. The attainment of the Partnership's investment objectives will depend on many factors, including future economic conditions in the United States as a whole and, in particular, in the localities in which the Partnership's properties are located, especially with regard to achievement of capital appreciation.

From time to time the Partnership expects to sell its real property investments taking into consideration such factors as the amount of appreciation in value, if any, to be realized and the possible risks of continued ownership. In consideration of these factors and improving market conditions, the General Partner intends to sell the remaining two properties over the next few years. Proceeds from the sale, financing or refinancing of properties will not be reinvested and may be distributed to the Limited Partners and General Partner (sometimes referred to together herein as the "Partners"), so that the Partnership will, in effect, be self-liquidating. If deemed necessary, the Partnership may retain a portion of the proceeds from any sale, financing or refinancing as capital reserves. As partial payment for properties sold, the Partnership may receive purchase money obligations secured by mortgages or deeds of trust. In such cases, the amount of such obligations will not be included in Net Proceeds From Sale or Refinancing (distributable to the Partners) until and only to the extent the obligations are realized in cash, sold or otherwise liquidated.

Originally, the Partnership utilized the proceeds of its public offering to acquire three residential apartment complexes (collectively, the "Properties") either directly or through investments in joint ventures, as follows: (1) Lakeview Village at Ponte Vedra Lakes, a 240-unit apartment complex, located in Ponte Vedra Beach, Florida; (2) The Hamptons at Quail Hollow, a 232-unit apartment complex, located in Charlotte, North Carolina and (3) Canterbury Park Apartments, a 96-unit apartment complex, located in Raleigh, North Carolina. On December 10, 1996, Canterbury Park was sold to an unaffiliated buyer for $6,387,300. The General Partner intends to sell the remaining two properties over the next few years.

The Partnership considers itself to be engaged in only one industry segment, real estate investment.

Competition

The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and such competition has increased since the Partnership's investment in the Properties due principally to the addition of newly-constructed apartment complexes offering increased residential and recreational amenities. The Properties have also been subject to competition from condominiums and single-family properties especially during periods of low mortgage interest rates. The Partnership competes with other real estate owners and developers in the rental and leasing of its Properties by offering competitive rental rates and, if necessary, leasing incentives. Such competition may have an effect on the occupancy levels and revenues of the Properties. The occupancy levels at Lakeview Village in Ponte Vedra Beach, Florida reflect some seasonality, which is typical in that market. In some cases, the Partnership may compete with other properties owned by partnerships affiliated with the General Partner of the Partnership.

For information with respect to market conditions in the areas where the Partnership's Properties are located, reference is made to the Partnership's annual report to Unitholders for the fiscal year ended November 30, 1997, which is filed as an exhibit under Item 14.

Employees

The Partnership has no employees. Services are provided by CPS IV, ConAm Management Corporation ("ConAm Management"), an affiliate of CPS IV, as well as Service Data Corporation and First Data Investor Services Group, both unaffiliated companies. The Partnership has entered into management agreements pursuant to which ConAm Management provides property management services with respect to the Properties. First Data Investor Services Group had been retained by the Partnership to provide all accounting and investor communication functions, while Service Data Corporation provides transfer agent services. Effective December 1, 1997, the accounting functions of the Partnership have been transferred to the firm of Brock, Tibbetts and Snell, an unaffiliated company located in San Diego, California. See Item 13, "Certain Relationships and Related Transactions," for a further description of the service and management agreements between the Partnership and affiliated entities.

Item 2.  Properties

For a description of the Partnership's Properties, a discussion of current market conditions in the areas where the Properties are located and appraised values, reference is made to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1997, which is filed as an exhibit under Item 14. For information on the purchase of the Properties, reference is made to Note 4 to the Consolidated Financial Statements, included in the Partnership's Annual Report to Unitholders. Average occupancy rates at each property are incorporated by reference to
Item 7.

Item 3.  Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended November 30, 1997, no matter was submitted to a vote of Unitholders through the solicitation of proxies or otherwise.

                               PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

As of November 30, 1997, the number of Unitholders of record was 2,602.

No established public trading market exists for the Units, and it is not anticipated that such a market will develop in the future.

Distributions of Net Cash From Operations are determined by the General Partner on a quarterly basis, with distributions generally occurring approximately 45 days after the end of each fiscal quarter. Such distributions to the Limited Partners have been made from net operating income with respect to the Partnership's investment in the Properties and from interest on short-term investments. Information on cash distributions paid by the Partnership for the past two fiscal years is incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1997, which is filed as an exhibit under Item 14. The level of future cash distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs.

Item 6.   Selected Financial Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended November 30, 1997, which is filed as an exhibit under
Item 14.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At November 30, 1997, the Partnership had cash and cash equivalents of $1,424,876, which were invested in unaffiliated money market funds, compared with $2,121,544 at November 30, 1996. The decrease in cash and cash equivalents reflects mortgage principal payments and cash distributions to Partners exceeding cash provided by operating activities during the fiscal year ended November 30, 1997. The Partnership also maintains a restricted cash balance which totaled $224,210 at November 30, 1997, largely unchanged from $225,415 at November 30, 1996. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses.

Accounts payable and accrued expenses totaled $388,948 at November 30, 1997, compared to $309,475 at November 30, 1996. The increase is primarily attributable to an increase in real estate taxes and state income tax withholding resulting from the sale of Canterbury Park.

Distribution payable totaled $359,019 at November 30, 1997, compared to $439,974 at November 30, 1996. The decrease is primarily attributable to the sale of Canterbury Park in December 1996, which reduced the amount of quarterly cash distributions from operations.

The sale of Canterbury Park is also the primary reason for the decrease in the Partnership's security deposits and due to affiliates balances at November 30, 1997, compared to the balances at November 30, 1996.

On December 10, 1996, the Partnership closed on the sale of Canterbury Park. Canterbury Park sold for an adjusted sales price of $6,387,300 to Burcam Capital I, L.L.C., a North Carolina limited liability company (the "Buyer"). The transaction resulted in a gain on sale of Canterbury Park of $2,582,641, which was reflected in the Partnership's consolidated statement of operations for the first quarter ended February 28, 1997. On January 24, 1997, the Partnership paid a special cash distribution from the sales proceeds of $6,151,430 or $107 per Unit.

The Partnership continues to perform various improvements at the Properties which include roof replacements at Lakeview Village. The majority of the roof replacements were completed in the fourth quarter of 1997. The approximate cost of replacing the roofs is $400,000 and has been or will be funded from the Partnership's operating cash flow and cash reserves. The Partnership will evaluate the need for additional improvement work at the Properties on an ongoing basis.

The General Partner declared a regular cash distribution of $6.00 per Unit for the quarter ended November 30, 1997 which was paid to investors on January 15, 1997. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs.

The General Partner is continuing to evaluate the sale potential of the remaining properties and other options with respect to the Partnership's investments. One of these options includes refinancing certain loans secured by the properties in order to return capital to the limited partners on a tax-free basis and lock in favorable fixed interest rates. This would also potentially enhance the marketability of the properties, while enabling the Partnership to take advantage of possible future property appreciation. The Partnership's ability to sell the properties is dependent upon a variety of factors, many of which are not within the Partnership's control. There can be no assurance that any specific property or all the properties can be sold, that particular prices will be achieved, or that the Properties can be sold within a specific time frame.

Results of Operations

1997 versus 1996
Partnership operations for the fiscal year ended November 30, 1997 generated net income of $2,687,490, compared with net income of $1,017,032 in fiscal 1996. The increase in net income is primarily attributable to a $2,582,641 gain recognized on the sale of Canterbury Park. Excluding the gain, the Partnership generated income from operations of $104,849. Net cash provided by operating activities was $1,112,952 for the fiscal year
ended November 30, 1997 compared to $2,022,547 in fiscal 1996.   The
decrease in cash provided by operating activities is primarily attributable to the sale of Canterbury Park.

Rental income totaled $3,714,870 for the fiscal year ended November 30, 1997 compared with $4,695,358 in fiscal 1996. The decrease is primarily attributable to the sale of Canterbury Park, and to a lesser extent, a decline in rental income at Lakeview Village due to lower occupancy.

Property operating expenses totaled $2,123,570 for the fiscal year ended November 30, 1997 compared with $2,120,789 in fiscal 1996. The increase is primarily due to higher rental administrative expenses and parking lot repairs at Lakeview Village. The increase is also attributable to higher maintenance expenses and asphalt repairs at the Hamptons at Quail Hollow. Depreciation and amortization declined from $1,027,524 for the fiscal year ended November 30, 1996 to $879,851 in fiscal 1997. The decrease is primarily due to the sale of Canterbury Park and to certain furniture, fixtures and equipment becoming fully depreciated.

General and administrative expenses increased from $140,163 in fiscal 1996 to $167,485 in fiscal 1997. The increase is primarily attributable to an increase in costs associated with Partnership accounting, tax and administrative services. During the 1997 period, certain expenses incurred by RI 5, its affiliates, and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of RI 5 in prior periods, were reimbursable to RI 5 and its affiliates.

1996 versus 1995
Partnership operations for the fiscal year ended November 30, 1996 generated net income of $1,017,032, compared with net income of $759,410 in fiscal 1995. Net cash provided by operating activities was $2,022,547 for the fiscal year ended November 30, 1996 compared to $1,902,751 in fiscal 1995. The increase in net income and cash flow was primarily attributable to higher rental income.

Rental income totaled $4,695,358 for the fiscal year ended November 30, 1996 compared with $4,471,922 in fiscal 1995. The increase reflects higher rental income at all three Properties, and was primarily attributable to increases in rental rates at each property.

Property operating expenses totaled $2,120,789 for the fiscal year ended November 30, 1996 compared with $2,061,086 in fiscal 1995. The increase was primarily due to higher repairs and maintenance expenses at Canterbury Park and Lakeview Village and an increase in utilities expense at Canterbury Park. These expenses included interior cleaning and painting at both properties, and parking lot and roof repairs at Lakeview Village. Depreciation and amortization declined from $1,142,011 for the fiscal year ended November 30, 1995 to $1,027,524 in fiscal 1996. The decrease was primarily due to fully depreciated furniture, fixtures and equipment.

General and administrative expenses increased from $120,354 in fiscal 1995 to $140,163 in fiscal 1996. The increase was primarily attributable to higher legal fees, audit fees and Partnership administrative expenses in the 1996 period.

The average occupancy levels at each of the properties for the years ended November 30, 1997, 1996 and 1995 were as follows:

                                      Twelve Months Ended November 30,
        Property                         1997      1996       1995
        The Hamptons at Quail Hollow      94%       96%        96%
          Lakeview Village                88%       96%        95%
          Canterbury Park                  _        96%        97%

New Accounting Pronouncements

The Financial Accounting Standards Board also issued SFAS No. 129, "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." These statements, which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and, accordingly, will have no impact on the Partnership's reported financial position, results of operations or cash flows.

Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1997, which is filed as an exhibit under Item 14. Supplementary Data is incorporated by reference to page F-1 this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective December 1, 1997, the Partnership advised Coopers & Lybrand L.L.P. that it was changing accounting firms and engaged KPMG Peat Marwick LLP.

Coopers & Lybrand L.L.P.'s report on the financial statements for the years ended December 31, 1996 and December 31, 1995 contained no adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles. There have been no disagreements with Coopers & Lybrand L.L.P. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope procedure.

The decision to change accountants was approved by CPS IV and RI 5, the General Partners of the Partnership at that time.


                               PART III


Item 10.  Directors and Executive Officers of the Registrant

The Partnership has no officers or directors. CPS IV, the General Partner of the Partnership, manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business.

ConAm Property Services IV, Ltd. ("CPS IV") is a California limited partnership organized on August 30, 1982. The sole general partner of CPS IV is Continental American Development, Inc. ("ConAm Development"). The names and positions held by the directors and executive officers of ConAm Development are set forth below. There are no family relationships between any officers or directors.

            Name                          Office

            Daniel J. Epstein             President and Director
            E. Scott Dupree               Vice President and Director
            Robert J. Svatos              Vice President and Director
            Ralph W. Tilley               Vice President
            J. Bradley Forrester          Vice President

Daniel J. Epstein, 58, has been the President and a Director of ConAm Development and a general partner of Continental American Properties, Ltd. ("ConAm"), an affiliate of ConAm Services, since their inception. He is also Chairman and Chief Executive Officer of ConAm Management. Prior to that time Mr. Epstein was Vice President and a Director of American Housing Guild, which he joined in 1969. At American Housing Guild, he was responsible for the formation of the Multi-Family Division and directed its development and property management activities. Mr. Epstein holds a Bachelor of Science degree in Engineering from the University of Southern California.

E. Scott Dupree, 47, is a Senior Vice President and general counsel of ConAm Management responsible for negotiation, documentation, review and closing of acquisition, sale and financing proposals. Mr. Dupree also acts as principal legal advisor on general legal matters ranging from issues and contracts involving the management company to supervision of litigation and employment issues. Prior to joining ConAm Management in 1985, he was corporate counsel to Trusthouse Forte, Inc., a major international hotel and restaurant corporation. Mr. Dupree holds a B.A. from United States International University and a Juris Doctorate degree from the University of San Diego.

Robert J. Svatos, 39, is a Senior Vice President and is the Chief Financial Officer of ConAm Management. His responsibilities include the accounting, treasury and data processing functions of the organization. Prior to joining ConAm Management in 1988, he was the Chief Financial Officer for AmeriStar Financial Corporation, a nationwide mortgage banking firm. Mr. Svatos holds an M.B.A. in Finance from the University of San Diego and a Bachelor's of Science degree in Accounting from the University of Illinois. He is a Certified Public Accountant.

Ralph W. Tilley, 41, is a Senior Vice President and Treasurer of ConAm Management. He is responsible for the financial aspects of syndications and acquisitions, the company's asset management portfolio and risk management activities. Prior to joining ConAm Management in 1980, he was a senior accountant with KPMG Peat Marwick LLP, specializing in real estate. He holds a Bachelor's of Science degree in Accounting from San Diego State University and is a Certified Public Accountant.

J. Bradley Forrester, 40, is the President of ConAm Management Corporation. He is currently responsible for overseeing all aspects of the operations of the firm. His primary focus is on new business related activities including property acquisitions, property development and rehabilitation, and the acquisition of other property management companies. Prior to joining ConAm, Mr. Forrester served as Senior Vice President - Commercial Real Estate for First Nationwide Bank in San Francisco, where he was responsible for a $2 billion problem asset portfolio including bank-owned real estate and non-performing commercial real estate loans. His past experience includes significant involvement in real estate development and finance, property acquisitions and dispositions and owner's representation matters. Prior to entering the real estate profession, he worked for KPMG Peat Marwick LLP in Dallas, Texas. Mr. Forrester holds a Bachelor of Science degree in Accounting from Louisiana State University. He received his CPA certification in the State of Texas.

Item 11.  Executive Compensation

Neither the General Partner nor any of its directors or executive officers received any compensation from the Partnership. See Item 13 below with respect to a description of certain costs of the General Partner and RI 5 reimbursed by the Partnership.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of November 30, 1997, no person was known by the Partnership to be the beneficial owner of more than five percent of the Units of the Partnership. Neither the General Partner nor any of its directors or executive officers owns any Units.

Item 13.  Certain Relationships and Related Transactions

RI 5 and CPS IV received a total of $28,158 as the General Partners' allocable share of Net Cash from Operations with respect to the fiscal year ended November 30, 1997. Pursuant to the Certificate and Agreement of Limited Partnership of the Partnership, for the fiscal year ended November 30, 1997, $36,399 of the Partnership's net income was allocated to CPS IV and RI 5. For a description of the share of Net Cash from Operations and the allocation of income and loss to which the General Partners are entitled, reference is made to Note 3 to the Consolidated Financial Statements, included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1997, which is filed as an exhibit under
Item 14. Effective July 1, 1997, all General Partner allocations will be made solely to CPS IV.

The Partnership has entered into property management agreements pursuant to which ConAm Management has assumed direct responsibility for day-to-day management of the Properties. It is the responsibility of ConAm Management to select resident managers, where appropriate, and monitor their
performance.   ConAm Management's services also include the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, strategic asset management and related services. For such services, ConAm Management is entitled to receive a management fee equal to 5% of gross revenues. A summary of property management fees earned by ConAm Management during the past three fiscal years is incorporated by reference to Note 7 to the Consolidated Financial Statements, included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1997, which is filed as an exhibit under
Item 14.

Pursuant to Section 12(g) of the Partnership's Certificate and Agreement of Limited Partnership, the General Partner may be reimbursed by the Partnership for certain of its costs. A summary of amounts paid to the General Partners or their affiliates during the past three fiscal years is incorporated by reference to Note 7 to the Consolidated Financial Statements, included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1997, which is filed as an exhibit under
Item 14.

                               PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

     (a)(1) Financial Statements:                                       Page

     Consolidated Balance Sheets - November 30, 1997 and 1996           (1)

     Consolidated Statements of Operations - For the years
     ended November 30, 1997, 1996 and 1995                             (1)

     Consolidated Statements of Partners' Capital - For the
     years ended November 30, 1997, 1996 and 1995                       (1)

     Consolidated Statements of Cash Flows - For the years
     ended November 30, 1997, 1996 and 1995                             (1)

     Notes to the Consolidated Financial Statements                     (1)

     Independent Auditors' Report                                       (1)

     Report of Former Independent Accountants                           (1)

     (a)(2)  Financial Statement Schedule:

     Schedule III - Real Estate and Accumulated Depreciation           (F-1)

     Independent Auditors' Report                                      (F-2)

     Report of Former Independent Accountants                          (F-3)

     (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1997, filed as an exhibit under Item 14.

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

    (10)(A) Documents relating to Lakeview Village.

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

        (B) Documents relating to The Hamptons.

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

      (B.3) Real Estate Note, dated October 9, 1984 (filed as, and incorporated herein by reference to Exhibit (10)(B) to the 1985 Annual Report).

      (B.4) Property Management Agreement between The Hamptons Joint Venture and ConAm Management Corporation for the Hamptons at Quail Hollow II property (included as, and incorporated herein by reference to, Exhibit B4 to the Registrant's 1993 Annual Report on Form 10-K filed on March 30, 1994).

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

       (13) Annual Report to Unitholders for the fiscal year ended November 30, 1997.

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


        (b) Reports on Form 8-K:

            On December 1, 1997, the Partnership filed a Form 8-K reporting the change in Registrant's Certifying Accountants.

            On February 3, 1998, the Partnership filed a Form 8-K disclosing the sale of RI 5's co-General Partner interest in the Partnership to CPS IV.



                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 1998

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

                         CONAM PROPERTY SERVICES IV, LTD.
                         A General Partner

                         By:  Continental American Development, Inc.
                              General Partner

Date:  February 28, 1998
                         BY:  /s/  Daniel J. Epstein
                                   Daniel J. Epstein
                                   Director and President

Date:  February 28, 1998
                         BY:  /s/  Scott Dupree
                                   Scott Dupree
                                   Vice President and Director

Date:  February 28, 1998
                         BY:  /s/  Robert J. Svatos
                                   Robert J. Svatos
                                   Vice President and Director

Date:  February 28, 1998
                         BY:  /s/  Ralph W. Tilley
                                   Ralph W. Tilley
                                   Vice President

Date:  February 28, 1998
                         BY:  /s/  J. Bradley Forrester
                                   J. Bradley Forrester
                                   Vice President



                           Exhibit 13

                  ConAm Realty Investors 5 L.P.

                       1997 Annual Report



     ConAm Realty Investors 5 L.P. is a California limited partnership formed in 1985 to acquire, operate and hold for investment multifamily residential properties. The Partnership's portfolio currently consists of two apartment properties located in Florida and North Carolina. Provided below is a comparison of average occupancy levels at the properties for the years ended November 30, 1997 and 1996.

                                                   Average Occupancy
Property            Location                      1997          1996
Lakeview Village    Ponte Vedra Beach, Florida     88%           96%
The Hamptons at
  Quail Hollow      Charlotte, North Carolina      94%           96%



                            Contents

                      1   Message to Investors

                      3   Financial Highlights

                      4   Consolidated Financial Statements

                      7   Notes to the Consolidated
                          Financial Statements

                     12   Independent Auditors' Report and
                          Report of Former Independent Accountants

                     14   Net Asset Valuation


     Administrative Inquiries              Performance Inquiries/Form 10-Ks
     Address Changes/Transfers             First Data Investor Services Group
     Service Data Corporation              P.O. Box 1527
     2424 South 130th Circle               Boston, Massachusetts 02104-1527
     Omaha, Nebraska 68144-2596            Attn:  Financial Communications
     800-223-3464                          800-223-3464


                      Message to Investors

Presented for your review is the 1997 Annual Report for ConAm Realty Investors 5 L.P. (the "Partnership"). Included in this report is an overview of general market conditions affecting the Partnership's remaining two properties, an update of operations at each of the properties and financial highlights for the year ended November 30, 1997.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Securities Exchange Act of 1934. Actual results could differ materially from those projected in or contemplated by the forward-looking statements as a result of a number of factors, including those identified herein.

Cash Distributions
The Partnership paid quarterly cash distributions totaling $24.00 per Unit for the year ended November 30, 1997, including the fourth quarter distribution of $6.00 per Unit, which was credited to your brokerage account or sent directly to you on January 15, 1997. Since inception, the Partnership has paid distributions totaling $367.36 per original $500 Unit, including $107 per Unit in return of capital. The level of cash distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs.

Operations Overview
In 1997, operations at the Partnership's properties continued to be impacted to varying degrees by strong competition for tenants in the markets where the two properties are located. Although population and job growth escalated in both areas, the addition of several newly constructed complexes to both markets limited rental rate increases and caused overall vacancy rates to rise. As a result of new apartment construction in the Jacksonville area, several large apartment properties have begun to offer rental concessions to attract tenants. This competition, as well as the effects of extensive roof replacements at Lakeview Village, contributed to a decline in average occupancy at Lakeview Village to 88% in fiscal 1997, from 96% in fiscal 1996. In the Charlotte market, strong economic growth helped offset the effects of new construction. Average occupancy at The Hamptons at Quail Hollow declined only slightly to 94% in fiscal 1997 from 96% in fiscal 1996, and rental income increased for the year. It is expected that both markets will remain extremely competitive in the coming months, until a slowdown in new construction allows for the absorption of this new supply.

Several interior and exterior repairs were performed at each property during 1997, including parking lot repairs at Lakeview Village, asphalt repairs at The Hamptons at Quail Hollow and other routine upgrades. In addition, ongoing roof replacements at Lakeview Village were substantially completed in the fourth quarter of 1997. The General Partner continues to evaluate the need for capital improvements to increase the appeal of the properties and position them for an eventual sale.

The General Partner is continuing to evaluate the sale potential of the remaining properties and other options with respect to the Partnership's investments. One of these options includes refinancing certain loans secured by the Properties in order to return capital to the limited partners on a tax-free basis and
lock in favorable fixed interest rates.   This would also
potentially enhance the future marketability of the Properties, while enabling the Partnership to take advantage of possible future property appreciation. The Partnership's ability to sell the Properties is dependent upon a variety of factors, many of which are not within the Partnership's control. There can be no assurance that any specific property or all the properties can be sold, that particular prices will be achieved, or that the Properties can be sold within a specific time frame. We will keep you apprised of our sales efforts in future correspondence.


Property Review

Lakeview Village
Lakeview Village is a 240-unit luxury apartment complex located in an oceanside residential area of Ponte Vedra Beach, Florida southeast of Jacksonville. The property reported an average occupancy level of 88% in fiscal 1997, down from 96% in 1996. Strong economic growth in the Jacksonville area has led to an increase in new multifamily construction, with construction permits issued for approximately 3,831 new apartment units throughout the year. Continued construction at this pace could further soften the market, as population and job growth may not keep pace with the number of new apartment units entering the market. Property improvements for the year included extensive roof replacements, which temporarily affected the property's occupancy level, asphalt repairs, carpet replacement and other improvements to retain the property's competitive position.

The Hamptons at Quail Hollow
The Hamptons at Quail Hollow is a 232-unit apartment community located in southeastern Charlotte, North Carolina. The property's average occupancy declined slightly to 94% in 1997, from 96% in fiscal 1996, and rental income increased marginally from the prior year. The general strength of the Charlotte market has prompted a surge in new construction over the last two years. As a result, competition for tenants is intensifying, and has induced some large apartment properties to offer rental concessions to increase occupancy rates. While new construction could impact the rate of rental activity in the short term, continued job and population growth should keep this market from becoming significantly overbuilt. Property improvements performed in 1997 included asphalt repairs and exterior painting.

Summary
We will continue to monitor market conditions to determine the opportune time to sell the Properties, and are also evaluating a potential refinance of the Partnership's mortgage obligations. In the interim, we intend to maximize the performance of the properties and further improve their appearance and condition. We will keep you apprised of significant developments affecting your investment in future reports.

Very truly yours,

/s/ Daniel J. Epstein
Daniel J. Epstein
President
Continental American Development, Inc.
General Partner of ConAm Property Services IV, Ltd.

February 28, 1998



                      Financial Highlights

Selected Financial Data
For the yearss ended November 30,    1997      1996     1995     1994     1993
Dollars in thousands,
except for per unit data

Total Income                      $ 3,845   $ 4,798  $ 4,583  $ 4,337  $ 4,201
Income from Operations                105     1,017      759      623      382
Net Income                          2,687     1,017      759      623      382
Net Cash Provided by
 Operating Activities               1,113     2,023    1,903    1,799    1,316
Long-term Obligations               6,185     6,299    6,405    6,502    6,593
Total Assets at Year End           17,021    22,053   22,912   23,946   26,007
Income from Operations per
 Limited Partnership Unit*           1.19     17.21    12.77    10.46     6.33
Net Income per
 Limited Partnership Unit*          46.11     17.21    12.77    10.46     6.33
Distributions per
 Limited Partnership Unit*         131.00     30.00    30.00    26.00    25.00

* 57,490 Units outstanding


Cash Distributions
Per Limited Partnership Unit
Through November 30, 1997                  1997               1996
Special Distributions*                  $107.00            $    _
First Quarter                              6.00               7.50
Second Quarter                             6.00               7.50
Third Quarter                              6.00               7.50
Fourth Quarter                             6.00               7.50
Total                                   $131.00             $30.00

* On January 24, 1997, the Partnership paid a special cash
distribution totaling $107 per Unit, reflecting   a return of
capital from the net proceeds of the December 1996 sale of Canterbury Park.

Quarterly cash distributions were reduced in 1997 due to the decrease in net cash provided by operating activities, primarily due to the sale of Canterbury Park.



Consolidated Balance Sheets
                                       At November 30,         At November 30,
                                                 1997                    1996
Assets
Investments in real estate:
 Land                                     $ 3,780,687             $ 3,780,687
 Buildings and improvements                22,271,530              22,125,028
                                           26,052,217              25,905,715
 Less accumulated depreciation            (10,808,639)            (10,055,068)
                                           15,243,578              15,850,647
Property held for disposition                       _               3,687,584
Cash and cash equivalents                   1,424,876               2,121,544
Restricted cash                               224,210                 225,415
Other assets, net of
 accumulated amortization of $131,808
 in 1997 and $99,528 in 1996                  128,814                 167,504
  Total Assets                            $17,021,478             $22,052,694

Liabilities and Partners' Capital
Liabilities:
 Mortgage payable                         $ 6,185,012             $ 6,299,052
 Distribution payable                         359,019                 439,974
 Accounts payable and accrued expenses        388,948                 309,475
 Due to general partners and affiliates        15,811                  19,613
 Security deposits                             89,448                 129,482
  Total Liabilities                         7,038,238               7,197,596
Partners' Capital:
 General Partners                             190,878                 182,637
 Limited Partners (57,490 units
  outstanding)                              9,792,362              14,672,461
  Total Partners' Capital                   9,983,240              14,855,098
  Total Liabilities and Partners' Capital $17,021,478             $22,052,694


Consolidated Statements of Operations
For the years ended November 30,                1997         1996         1995
Income
Rental                                    $3,714,870   $4,695,358   $4,471,922
Interest                                     130,067      102,810      111,447
  Total Income                             3,844,937    4,798,168    4,583,369

Expenses
Property operating                         2,123,570    2,120,789    2,061,086
Depreciation and amortization                879,851    1,027,524    1,142,011
Interest                                     484,182      492,660      500,508
General and administrative                   167,485      140,163      120,354
Write-off of assets                           85,000            _            _
  Total Expenses                           3,740,088    3,781,136    3,823,959

Income from operations                       104,849    1,017,032      759,410
Gain on sale of property                   2,582,641            _            _
  Net Income                              $2,687,490   $1,017,032   $  759,410
Net Income Allocated:
  To the General Partners                 $   36,399   $   27,769   $   25,193
  To the Limited Partners                  2,651,091      989,263      734,217
                                          $2,687,490   $1,017,032   $  759,410
Per limited partnership unit
 (57,490 Units outstanding):
  Income from operations                      $ 1.19       $17.21       $12.77
  Gain on sale of property                     44.92            _            _
  Net Income                                  $46.11       $17.21       $12.77



Consolidated Statements of Partners' Capital
For the years ended November 30, 1997, 1996 and 1995

                                        General         Limited
                                       Partners        Partners         Total
Balance at November 30, 1994         $  200,071     $16,398,381   $16,598,452
Net income                               25,193         734,217       759,410
Distributions ($30.00 per Unit)         (35,198)     (1,724,700)   (1,759,898)
Balance at November 30, 1995            190,066      15,407,898    15,597,964
Net income                               27,769         989,263     1,017,032
Distributions ($30.00 per Unit)         (35,198)     (1,724,700)   (1,759,898)
Balance at November 30, 1996            182,637      14,672,461    14,855,098
Net income                               36,399       2,651,091     2,687,490
Distributions ($131.00 per Unit)        (28,158)     (7,531,190)   (7,559,348)
Balance at November 30, 1997         $  190,878     $ 9,792,362   $ 9,983,240



Consolidated Statements of Cash Flows
For the years ended November 30,                1997         1996         1995
Cash Flows From Operating Activities:
Net Income                               $ 2,687,490  $ 1,017,032  $   759,410
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
   Depreciation and amortization             879,851    1,027,524    1,142,011
   Write-off of assets                        85,000            _            _
   Gain on sale of property               (2,582,641)           _            _
 Increase (decrease) in cash arising
 from changes in operating assets
 and liabilities:
     Fundings to restricted cash            (180,710)    (169,425)    (163,568)
     Release of restricted cash              181,915      163,446      167,460
     Other assets                              6,410       (4,968)      (8,577)
     Accounts payable and accrued expenses    79,473       (5,063)         197
     Due to general partners and affiliates   (3,802)         764          762
     Security deposits                       (40,034)      (6,763)       5,056
Net cash provided by operating
  activities                               1,112,952    2,022,547    1,902,751

Cash Flows From Investing Activities:
Net proceeds from sale of property         6,270,225            _            _
Additions to real estate                    (325,502)    (288,766)     (69,977)
Net cash provided by (used for)
 investing activities                      5,944,723     (288,766)     (69,977)

Cash Flows From Financing Activities:
Distributions                             (7,640,303)  (1,759,898)  (1,701,235)
Mortgage principal payments                 (114,040)    (105,560)     (97,713)
Net cash used for financing activities    (7,754,343)  (1,865,458)  (1,798,948)

Net increase (decrease) in cash
 and cash equivalents                       (696,668)    (131,677)      33,826
Cash and cash equivalents, beginning
 of period                                 2,121,544    2,253,221    2,219,395
Cash and cash equivalents, end
 of period                                $1,424,876   $2,121,544  $ 2,253,221

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest  $  484,182   $  492,660  $   500,508

Supplemental Disclosure of Non-cash Investing Activities:
Write-off of buildings & improvements     $ (179,000)  $       _   $         _
Write-off of accumulated depreciation     $   94,000   $       _   $         _



Notes to the Consolidated Financial Statements
November 30, 1997, 1996 and 1995

1. Organization
ConAm Realty Investors 5 L.P., formerly Hutton/ConAm Realty Investors 5, (the "Partnership") was organized as a limited partnership under the laws of the State of California pursuant to a Certificate and Agreement of Limited Partnership (the "Partnership Agreement") dated June 28, 1984 and amended and restated August 20, 1985. The Partnership was formed for the purpose of acquiring and operating multi-family residential real estate. The original General Partners of the Partnership were RI 5 Real Estate Services, Inc. ("RI 5"), an affiliate of Lehman Brothers Inc., and ConAm Property Services IV, Ltd. ("CPS IV"), an affiliate of Continental American Properties, Ltd (the "General Partners"). On January 27, 1998, CPS IV acquired RI 5's co-general partner interest in the Partnership pursuant to a purchase agreement between CPS IV and RI 5 dated August 29, 1997. As a result, CPS IV now serves as the sole general partner of the Partnership. The Partnership will continue until December 31, 2010 unless sooner terminated pursuant to the terms of the Partnership Agreement.

2. Significant Accounting Policies and Practices

Financial Statements - The consolidated financial statements are prepared on the accrual basis of accounting and include the accounts of the Partnership and its affiliated ventures when the Partnership has a controlling interest in the ventures. The effect of transactions between the Partnership and its ventures have been eliminated in consolidation.

Investments in Real Estate - Investments in real estate are recorded at cost less accumulated depreciation and include the initial purchase price of the property, legal fees, acquisition and closing costs.

Revenue is recognized when earned and expenses (including depreciation) are recognized when incurred in accordance with generally accepted accounting principles. Leases are generally for terms of one year or less.

Depreciation is computed using the straight-line method based costs incurred for upon the estimated useful lives (25 years) of the properties. Maintenance and repairs are charged to operations as incurred. Costs incurred for significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Impairment of Long-Lived Assets - Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"), requires the Partnership to assess its real estate investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the real estate may not be recoverable. Recoverability of real estate to be held and used is measured by a comparison of the carrying amount of the real estate to future net cash flows (undiscounted and without interest) expected to be generated by the real estate. If the real estate is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the real estate exceeds the fair value of the real estate.

Other Assets - Included in other assets are deferred mortgage costs incurred in connection with obtaining financing on one of the Partnership's properties. Such costs are amortized over the term of the loan on a method which approximates the effective-interest method.

Income Taxes - No provision for income taxes has been made in the financial statements as the liability for such taxes is that of the partners rather than the Partnership.

Cash and Cash Equivalents - Cash and cash equivalents consist of highly liquid, short-term investments with original maturities of three months or less.

Concentration of Credit Risk - Financial instruments which potentially subject the Partnership to a concentration of credit risk principally consist of cash and cash equivalents and restricted cash in excess of the financial institutions' federally insured limits. The Partnership invests its available cash and cash equivalents, and restricted cash with high credit quality, federally insured financial institutions.

Restricted Cash - Restricted cash consists of escrow deposits for real estate taxes and casualty insurance as required by the first mortgage lender on the Lakeview Village property.

Use of Estimates - Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

3. The Partnership Agreement
The Partnership Agreement provides that net cash from operations, as defined, is to be distributed quarterly, 98% to the limited partners and 2% to the General Partners until each limited partner has received an amount equal to an annual 7% return for such year. Thereafter, net cash from operations is to be distributed 100% to the General Partners until the General Partners have received distributions for the year (including the 2% distribution described above) equal to 10% of the aggregate net cash from operations distributed to the partners for such fiscal year to that point. Any remaining net cash from operations is to be distributed 90% to the limited partners and 10% to the General Partners.

Net loss and all depreciation is to be allocated 99% to the limited partners and 1% to the General Partners.

Net income is to be allocated as follows:

a. To the extent that net income before depreciation does not exceed the amount of net cash from operations distributable to the partners with respect to such fiscal year, net income before depreciation is to be allocated among the partners, pro rata in accordance with the amount of net cash from operations distributable to each partner with respect to such fiscal year to the extent thereof; and

b. To the extent that net income before depreciation exceeds the amount of net cash from operations distributable to the partners with respect to such fiscal year, such excess is to be allocated (1) first, 100% to the General Partners, pro rata, in an amount equal to the excess, if any, of the General Partners' deficit, if any, in their capital accounts, over an amount equal to 1% of the aggregate capital contributions to the Partnership as reduced by the amount of the General Partners' capital contributions, and (2) second, 99% to the limited partners and 1% to the General Partners.

For the years ended November 30, 1996 and 1995, net income before depreciation exceeded net cash from operations distributable to the partners by $252,378, and $109,243 respectively. Pursuant to the Partnership Agreement and as described in (b)(2) above, this excess was allocated 99% to the limited partners and 1% to the General Partners. For the year ended November 30, 1997, net income before depreciation did not exceed the amount of net cash from operations distributable to the partners.

Net proceeds from sales or refinancing is to be distributed 100% to the limited partners until each limited partner has received an amount equal to his adjusted capital investment (as defined in the Partnership Agreement) and an annual, cumulative 7% return thereon. The balance, if any, is to be distributed 85% to the limited partners and 15% to the General Partners. Generally, all gain from sales will be allocated 99% to the limited partners and 1% to the General Partners until each limited partner has received an amount equal to his adjusted capital investment and an annual, non-compounded cumulative 7% return thereon. Thereafter, gain will be allocated pro rata to the limited and General Partners' capital accounts, as reduced by the amount of the net proceeds distributed from sale or refinancing with respect to such transactions, until the limited and general partner capital accounts are in a ratio of 85 to 15. The balance, if any, is to be distributed 85% to the limited partners and 15% to the General Partners.

Effective July 1, 1997, all General Partner allocations are to be made solely to CPS IV.

4. Investments in Real Estate
Since inception, the Partnership acquired three residential
apartment complexes either directly or through investments in joint ventures as follows:
                                                    Date         Purchase
Property Name        Units   Location             Acquired         Price
Lakeview Village      240    Ponte Vedra Beach,FL  8/22/85      $12,266,187
Canterbury Park Apts.  96    Raleigh,NC           11/21/85        5,467,661
The Hamptons          232    Charlotte,NC          5/30/86       11,694,137

On December 10, 1996, the Partnership closed on the sale of Canterbury Park Apartments ("Canterbury Park"). Canterbury Park sold for $6,387,300 to Burcam Capital I, L.L.C., a North Carolina limited liability company (the "Buyer"), which is unaffiliated with the Partnership. The transaction resulted in a gain on sale of Canterbury Park of $2,582,641, which is reflected in the Partnership's consolidated statements of operations for the year ended November 30, 1997. On January 24, 1997, the General Partners paid a special distribution of $6,151,430, representing the net proceeds from the sale of Canterbury Park, to the limited partners.

Lakeview Village and The Hamptons were acquired through joint ventures with unaffiliated developers. To each venture, the Partnership assigned its rights to acquire the above properties and contributed cash equal to the purchase price of the properties. The developers did not make an initial capital contribution to these ventures.

The initial joint venture agreement of The Hamptons substantially provides that:

a. Net cash from operations of The Hamptons is to be distributed 100% to the Partnership until it has received an annual, noncumulative return of 8% on 118% of its adjusted capital contribution. Any remaining balance is to be distributed 80% to the Partnership and 20% to the co-venturer.

b. Net income of the joint venture is to be allocated to the Partnership and the co-venturer basically in accordance with the distribution of net cash from operations. All losses and depreciation are to be allocated to the Partnership.

c. Net proceeds from a sale or refinancing of The Hamptons will be distributed 100% to the Partnership until it has received an amount equal to an annual, cumulative 8% return on 118% of its adjusted capital contribution and an amount equal to 118% of its adjusted capital contribution. Distributions are to then be made to the co-venturer until it has received an annual, cumulative 8% return on $928,000 as reduced by all prior distributions of net cash from operations and an amount equal to $928,000 as reduced by all prior distributions of net proceeds from refinancing. Any remaining net proceeds are to be distributed 80% to the Partnership and 20% to the co-venturer.

The joint venture agreement of Lakeview Village substantially provides that:

a. Available cash from operations of Lakeview Village is to be distributed 100% to the Partnership until it has received its annual, noncumulative preferred return, of $650,000. Any remaining balance is to be distributed 99% to the Partnership and 1% to the corporate General Partners.

b. Net income of Lakeview Village is to be allocated first, proportionately to partners with negative capital accounts, as defined, until such capital accounts, as defined, have been increased to zero. Then, to the Partnership up to the amount of any payments made on account of its preferred return; thereafter, 99% to the Partnership and 1% to the corporate General Partners. All net losses are to be allocated first to the partners with positive capital accounts, as defined, until such accounts have been reduced to zero, then 99% to the Partnership and 1% to the corporate General Partners.
c. Income from a sale of Lakeview Village is to be allocated to the Partnership until the Partnership's capital account, as defined, is equal to the fair market value of the ventures' assets at the date of the amendment. Any remaining balance is then to be allocated 99% to the Partnership and 1% to the corporate General Partners. Net proceeds from a sale or refinancing are to be distributed first to the partners with a positive capital account balance, as defined; thereafter, 99% to the Partnership and 1% to the corporate General Partners.

5. Mortgage Payable
On October 27, 1993, the maturity date, the Partnership obtained replacement financing on its Lakeview Village property from The Penn Mutual Life Insurance Company ("Penn Mutual"), an unaffiliated party. During 1996, Penn Mutual transferred the mortgage loan to Midland Loan Services, Inc. under the existing terms. Total proceeds of $6,600,000 were received and are collateralized by a Mortgage and Security Agreement and an Assignment of Rents and Leases Agreement encumbering the property. The loan is for a term of seven years and bears interest at an annual rate of 7.75% requiring monthly installments of principal and interest based on a 25 year amortization schedule. The proceeds of this financing along with Partnership cash reserves were used to repay the outstanding amounts due Aetna Life Insurance Company on the Partnership's prior mortgage. Partnership cash reserves were also used to pay refinancing expenses of $184,825 and fund escrows of $355,664. The escrowed funds are applied to the property for real estate taxes and insurance. The loan matures on October 27, 2000, upon which time a balloon payment of $5,797,356 and any accrued interest are due.

Annual maturities of mortgage note principal over the next five years are as follows:

                 Year                   Amount
                 1998               $  123,197
                 1999                  133,091
                 2000                5,928,724
                                    $6,185,012

6. Fair Value of Financial Instruments
Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the fair values be disclosed for the Partnership's financial instruments. The carrying amount of cash and cash equivalents, distribution payable, accounts payable and accrued expenses, due to general partner and affiliates, and security deposits are reasonable estimates of their fair values due to the short-term nature of those instruments.

The carrying amount of the mortgage payable is a reasonable estimate of fair value based on management's belief that the interest rates and terms of the debt are comparable to those commercially available to the Partnership in the marketplace for similar instruments.

7. Transactions with Related Parties
The following is a summary of fees earned and reimbursable
expenses to the General Partners and affiliates for the years ended November 30, 1997, 1996 and 1995, and the unpaid portion at
November 30, 1997:
                               Earned and
                                Unpaid at
                              November 30,                   Earned
                                     1997         1997        1996        1995
RI5 Real Estate Services,
 Inc. and affiliates:
   Out-of-pocket expenses      $       _      $  2,393   $   1,462   $   2,319
ConAm and affiliates:
 Property operating salaries           _       366,685     342,575     336,666
 Property management fees         15,811       187,757     234,958     223,720
  Total                        $  15,811      $556,835   $ 578,995   $ 562,705

8. Reconciliation of Financial Statement and Tax Information
The following is a reconciliation of the net income for financial statement purposes to net income for federal income tax purposes for the years ended November 30, 1997, 1996 and 1995:

                                              1997         1996         1995
Net income per financial statements    $ 2,687,490   $1,017,032    $ 759,410
Depreciation deducted for tax purposes
 in excess of depreciation expense per
 financial statements                       (7,153)     (63,543)      (3,589)
Capital improvement costs capitalized
 for tax purposes not recorded per
 financial statements                      204,932            _            _
Tax basis joint venture net income in
 excess of GAAP basis joint venture
 net income/(loss)                         (84,482)     (54,848)       8,238
Gain on sale of property for tax
 purposes in excess of gain per
 financial statements                      894,357            _            _
Other                                           22        6,434        1,656
 Taxable net income (unaudited)        $ 3,695,166   $  905,075   $  765,715

The following is a reconciliation of partners' capital for financial statement purposes to partners' capital for federal income tax purposes as of November 30, 1997, 1996 and 1995:

                                                1997         1996         1995
Partners' capital per financial
 statements                              $ 9,983,240  $14,855,098  $15,597,964
Adjustment for cumulative difference
 between tax basis net income and net
 income per financial statements              52,555     (955,121)    (843,162)
 Partners' capital per income tax
 return (unaudited)                      $10,035,795  $13,899,977  $14,754,802

At November 30, 1997, the tax basis of the Partnership's assets was $18,696,093 and tax basis of the Partnership's liabilities was $8,660,298.

9. Distributions Paid
Cash distributions, per the consolidated statements of partners' capital, are recorded on the accrual basis, which recognizes specific record dates for payments within each fiscal year. The consolidated statements of cash flows recognize actual cash distributions paid during the fiscal year. The following table discloses the annual amounts as presented on the consolidated financial statements:

          Distributions                                      Distributions
              Payable        Distributions   Distributions      Payable
         Beginning of Year      Declared         Paid         November 30
1997         $439,974         $7,559,348      $7,640,303        $359,019
1996          439,974          1,759,898       1,759,898         439,974
1995          381,311          1,759,898       1,701,235         439,974



                  Independent Auditors' Report

The General Partner
ConAm Realty Investors 5 L.P.:

We have audited the accompanying consolidated balance sheet of ConAm Realty Investors 5 L.P. (a California limited partnership) (formerly Hutton/ConAm Realty Investors 5) and consolidated ventures (the "Partnership"), as of November 30, 1997, and the related consolidated statements of operations, partners' capital (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of ConAm Realty Investors 5 L.P. and consolidated ventures as of November 30, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP

San Diego, California
February 5, 1998


            Report of Former Independent Accountants

To the Partners of
ConAm Realty Investors 5 L.P.:

We have audited the consolidated balance sheet of ConAm Realty Investors 5 L.P. (formerly Hutton/ConAm Realty Investors 5), a California limited partnership, and Consolidated Ventures as of November 30, 1996 and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the two years in the period ended November 30, 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ConAm Realty Investors 5 L.P., a California limited partnership, and Consolidated Ventures as of November 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended November 30, 1996, in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.

Hartford, Connecticut
February 14, 1997

                       Net Asset Valuation


     Comparison of Acquisition Costs to Appraised Value and
 Determination of Net Asset Value Per Unit at November 30, 1997
                           (Unaudited)

                                        Acquisition Cost
                                         (Purchase Price       Partnership's
                                            Plus General            Share of
                                                Partners'        November 30,
                                             Acquisition      1997 Appraised
Property            Date of Acquisition             Fees)          Value (1)
Lakeview Village
 at Ponte Vedra Lakes     08-22-85           $12,805,899         $11,700,000(1)
The Hamptons at
 Quail Hollow             05-30-86            12,208,679          14,200,000(1)
                                             $25,014,578         $25,900,000

Cash and cash equivalents
 (including restricted cash)                                       1,649,086
Other assets                                                          34,665
                                                                  27,583,751
Less:
  Total liabilities                                               (7,038,238)
Partnership Net Asset Value (2)                                  $20,545,513

Net Asset Value Allocated:
  Limited Partners                                                20,528,902
  General Partner                                                     16,611
                                                                 $20,545,513

Net Asset Value Per Unit
  (57,490 Units outstanding)                                         $357.09

(1) This represents the Partnership's share of the November 30, 1997 Appraised Values which were determined by an independent property appraisal firm.

(2) The Partnership Net Asset Value assumes a hypothetical sale at November 30, 1997 of all the Partnership's properties at a price based upon their value as a rental property as determined by an independent property appraisal firm, and the distribution of the proceeds of such sale, combined with the Partnership's cash after liquidation of the Partnership's liabilities, to the Partners.

Limited Partners should note that appraisals are only estimates of current value and actual values realizable upon sale may be significantly different. A significant factor in establishing an appraised value is the actual selling price for properties which the appraiser believes are comparable. In addition, the appraised value does not reflect the actual costs which would be incurred in selling the properties. As a result of these factors and the illiquid nature of an investment in Units of the Partnership, the variation between the appraised value of the Partnership's properties and the price at which Units of the Partnership could be sold may be significant. Fiduciaries of Limited Partners which are subject to ERISA or other provisions of law requiring valuations of Units should consider all relevant factors, including, but not limited to Net Asset Value per Unit, in determining the fair market value of the investment in the Partnership for such purposes.


Schedule III - Real Estate and Accumulated Depreciation
November 30, 1997
                                          Consolidated Ventures
                                           Lakeview
                                            Village         The
Residential Property:                    Apartments       Hamptons       Total

Location                                Ponte Vedra     Charlotte,          na
                                          Beach, FL             NC
Construction date                         1984-1985      1985-1986          na
Acquisition date                           08-22-85       05-30-86          na
Life on which depreciation
 in latest income statements is
 computed                                  25 years       25 years          na
Encumbrances                            $ 6,185,012   $          _ $ 6,185,012
Initial cost to Partnership:
     Land                               $ 1,543,406   $  2,208,781 $ 3,752,187
     Buildings and improvements         $11,321,843   $ 10,085,246 $21,407,089
Costs capitalized subsequent
to acquisition:
     Land, buildings
     and improvements                   $   908,988   $    162,953 $ 1,071,941
Write off of buildings and
 improvements                           $  (179,000)  $          _ $  (179,000)
Gross amount at which
 carried at close of period: (1)
     Land                               $ 1,571,906   $  2,208,781 $ 3,780,687
     Buildings and improvements          12,023,331     10,248,199  22,271,530
                                        $13,595,237   $ 12,456,980 $26,052,217

Accumulated depreciation (2)            $ 5,854,754   $  4,953,885 $10,808,639

(1)  Aggregate cost for Federal income tax purposes is $26,436,149.
(2) The amount of accumulated depreciation for Federal income tax purposes is $15,028,881.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended

November 30, 1997, 1996, and 1995 follows:

                                              1997         1996         1995
Investments in real estate:
Beginning of period                    $31,693,216  $31,404,450  $31,334,473
Additions                                  325,502      288,766       69,977
Dispositions and disposals              (5,966,501)           _            _
End of period                          $26,052,217  $31,693,216  $31,404,450

Accumulated depreciation:
Beginning of period                    $12,154,985  $11,159,740  $10,050,009
Depreciation expense                       847,571      995,245    1,109,731
Dispositions and disposals              (2,193,917)           _            _
End of period                          $10,808,639  $12,154,985  $11,159,740


                  Independent Auditors' Report


The General Partner
ConAm Realty Investors 5 L.P.:

Under date of February 5, 1998, we reported on the consolidated balance sheet of ConAm Realty Investors 5 L.P. (a California limited partnership) (formerly Hutton/ConAm Realty Investors 5) and consolidated ventures (the "Partnership") as of November 30, 1997, and the related consolidated statements of operations, partnersO capital (deficit), and cash flows for the year then ended, as contained in the 1997 annual report to Unitholders. These consolidated financial statements and our report thereon are incorporated by reference in the 1997 annual report on Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audit.

In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP

San Diego, California
February 5, 1998


            Report of Former Independent Accountants


Our report on the consolidated financial statements of ConAm
Realty Investors 5 L.P. (formerly Hutton/ConAm Realty Investors
5), a California Limited Partnership, and Consolidated Ventures has been incorporated by reference in this Form 10-K from the Annual Report to Unitholders of ConAm Realty Investors 5 for the year ended November 30, 1996. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Hartford, Connecticut
February 14, 1997

</TEXT