Form 10-Q
period 1998-02-28
HUTTON CONAM REALTY INVESTORS 5
filed 1998-04-14
CIK 761310

               United States Securities and Exchange Commission
                              Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
       /X/     Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934
               FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28,1998

or


        / /    Transition Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934
               For the transition period from       to


                           COMMISSION FILE NUMBER: 0-014341




                            CONAM REALTY INVESTORS 5 L.P.
                            -----------------------------
                                  formerly known as
                           HUTTON/CONAM REALTY INVESTORS 5
                           -------------------------------
                 EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER




          CALIFORNIA                                  11-2712111
STATE OR OTHER JURISDICTION OF              I.R.S. EMPLOYER IDENTIFICATION NO.
INCORPORATION OR ORGANIZATION

1764 San Diego Avenue
San Diego, Ca. 92110  Attn. Robert J. Svatos                92110-1906
--------------------------------------------                ----------
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                       ZIP CODE

                                    (619)-297-6771
                  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE







Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X  No
                                      ---    ---

     CONAM REALTY INVESTORS 5 L.P.
     AND CONSOLIDATED VENTURES

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

     CONSOLIDATED BALANCE SHEETS                        AT FEBRUARY 28,     AT NOVEMBER 30,
                                                              1998               1997
-------------------------------------------------------------------------------------------
     ASSETS
     Investments in real estate:
      Land                                               $  3,780,687        $  3,780,687
      Buildings and improvements                           22,332,385          22,271,530
                                                         ----------------------------------
                                                           26,113,072          26,052,217
      Less accumulated depreciation                       (10,958,807)        (10,808,639)
                                                         ----------------------------------
                                                           15,154,265          15,243,578
   Cash and cash equivalents                                1,022,726           1,424,876
   Restricted cash                                            258,822             224,210
   Other assets, net of accumulated amortization
      of $139,878 in 1998 and $131,808 in 1997                361,478             128,814
-------------------------------------------------------------------------------------------
         TOTAL ASSETS                                   $  16,797,291       $  17,021,478
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
   LIABILITIES AND PARTNERS' CAPITAL
   Liabilities:
      Mortgage payable                                      6,165,136           6,185,012
      Distribution payable                                    351,980             359,019
      Accounts payable and accrued expenses                   468,630             388,948
      Due to general partner and affiliates                    16,217              15,811
      Security deposits                                        86,605              89,448
                                                         ---------------------------------
         Total Liabilities                                  7,088,568           7,038,238
                                                         ---------------------------------
   Partners' Capital:
      General Partner                                         187,508             190,878
      Limited Partners (57,490 Units outstanding)           9,521,215           9,792,362
                                                         ---------------------------------
         Total Partners' Capital                            9,708,723           9,983,240
------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND PARTNERS' CAPITAL        $  16,797,291       $  17,021,478
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

   SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

     CONAM REALTY INVESTORS 5 L.P.
     AND CONSOLIDATED VENTURES

   CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE MONTHS ENDED FEBRUARY 28,
                                                               1998                1997
------------------------------------------------------------------------------------------
   INCOME
   Rental                                                  $  947,444          $  952,545
   Interest and other                                          11,712              61,842
                                                         ---------------------------------
         Total Income                                         959,156           1,014,387
------------------------------------------------------------------------------------------
   EXPENSES
   Property operating                                         454,309             525,504
   Depreciation and amortization                              220,173             218,901
   Interest                                                   119,642             121,866
   General and administrative                                  20,472              40,101
   Write-off of assets                                         67,097                 -
                                                         ---------------------------------
         Total Expenses                                       881,693             906,372
------------------------------------------------------------------------------------------
   Income from operations                                      77,463             108,015
   Gain on sale of property                                         -           2,582,641
------------------------------------------------------------------------------------------
         NET INCOME                                         $  77,463        $  2,690,656
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
   NET INCOME ALLOCATED:
         To the General Partner                              $  3,670            $  4,269
         To the Limited Partners                               73,793           2,686,387
------------------------------------------------------------------------------------------
                                                            $  77,463        $  2,690,656
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
   PER LIMITED PARTNERSHIP UNIT (57,490 UNITS OUTSTANDING)
         Income from operations                               $  1.28             $  1.81
         Gain on sale of property                                   -               44.92
------------------------------------------------------------------------------------------
         NET INCOME                                           $  1.28            $  46.73
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
   FOR THE THREE MONTHS ENDED FEBRUARY 28, 1998

                                              GENERAL           LIMITED
                                              PARTNER           PARTNERS            TOTAL
----------------------------------------------------------------------------------------------
   BALANCE AT NOVEMBER 30, 1997            $  190,878         $  9,792,362       $  9,983,240
   Net income                                   3,670               73,793             77,463
   Distributions ($6.00 per Unit)              (7,040)            (344,940)          (351,980)
----------------------------------------------------------------------------------------------
   BALANCE AT FEBRUARY 28, 1998            $  187,508         $  9,521,215       $  9,708,723
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

     CONAM REALTY INVESTORS 5 L.P.
     AND CONSOLIDATED VENTURES

----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
   CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE THREE MONTHS ENDED FEBRUARY 28,                      1998               1997
----------------------------------------------------------------------------------------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $  77,463        $  2,690,656
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                           220,173             218,901
      Write-off of assets                                      67,097                 -
      Gain on sale of property                                      -          (2,582,641)
      Increase (decrease) in cash arising from changes in
      operating assets and liabilities:
         Fundings to restricted cash                          (34,612)            (40,317)
         Other assets                                        (240,734)             12,278
         Accounts payable and accrued expenses                 79,682               3,283
         Due to general partners and affiliates                   406              (4,423)
         Security deposits                                     (2,843)            (23,060)
                                                         -------------------------------------
   Net cash provided by operating activities                  166,632             274,677
----------------------------------------------------------------------------------------------
   CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from sale of property                               -           6,270,225
   Additions to real estate                                  (189,887)                -
                                                         -------------------------------------
   Net cash provided by (used for) investing activities      (189,887)          6,270,225
----------------------------------------------------------------------------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                             (359,019)         (6,591,404)
   Mortgage principal payments                                (19,876)            (27,689)
                                                         -------------------------------------
   Net cash used for financing activities                    (378,895)         (6,619,093)
----------------------------------------------------------------------------------------------
   Net decrease in cash and cash equivalents                 (402,150)            (74,191)
   Cash and cash equivalents, beginning of period           1,424,876           2,121,544
----------------------------------------------------------------------------------------------
   CASH AND CASH EQUIVALENTS, END OF PERIOD              $  1,022,726        $  2,047,353
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                 $  79,826          $  121,866
----------------------------------------------------------------------------------------------

   SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING ACTIVITIES:
   Write-off of buildings and improvements                $  (129,032)             $  -
   Write-off of accumulated depreciation                    $  61,935              $  -
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

   SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 5 L.P.
AND CONSOLIDATED VENTURES

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1997 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of February 28, 1998 and the results of operations and cash flows for the three months ended February 28, 1998 and 1997 and the consolidated statement of partners' capital for the three months ended February 28, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1997, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5).

CONAM REALTY INVESTORS 5 L.P.
AND CONSOLIDATED VENTURES


PART I, ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 1998, the Partnership had cash and cash equivalents of $1,022,726 which were invested in unaffiliated money market funds, compared with $1,424,876 at November 30, 1997. The decrease reflects mortgage principal payments, additions to real estate, and cash distributions to Partners exceeding cash provided by operating activities during the first quarter of 1998.

The Partnership's restricted cash balance totaled $258,822 at February 28, 1998 compared to $224,210 at November 30, 1997. The increase is primarily attributable to contributions made to an escrow account for the purpose of funding real estate taxes as required under the terms of the Lakeview Village mortgage.

The Partnership recorded a receivable, which is included in other assets, in the first quarter for $224,000 for insurance proceeds resulting from fire damage to eight units at Lakeview Village. Repairs to the property are substantially completed and, except for a $5,000 deductible, the insurance proceeds will cover the cost of the restoration work.

The General Partner declared a regular cash distribution of $6 per Unit for the quarter ended February 28, 1998 which is to be paid in April, 1998 . The General Partner will determine the amount of future quarterly distributions based on the Partnership's available cash flow and future cash needs.

RESULTS OF OPERATIONS

Partnership operations for the three months ended February 28,1998 generated net income of $77,463 compared with net income of $2,690,656 for the corresponding period in fiscal 1997. The decrease for the three month period is primarily attributable to the gain on the sale of Canterbury Park on December 10, 1996. Income from operations for the three months ended February 28, 1998 was $77,463 compared with $108,015 for the corresponding period in fiscal 1997. The decrease is primarily due to a decrease in interest and other income and an increase in write-off of assets partially offset by a decrease in property operating expenses.

Rental income totaled $947,444 for the three months ended February 28,1998 compared with $952,545 for the corresponding period in fiscal 1997. The decrease is due to the net effect of the sale of Canterbury Park partially offset by an increase in rental income from Lakeview Village and The Hamptons at Quail Hollow.

Interest and other income totaled $11,712 for the three months ended February 28,1998 compared with $61,842 for the corresponding period in fiscal 1997. The decrease for the three month period is primarily due to a decrease in the Partnership's average cash balance due to distributions resulting from the sale of Canterbury Park.

Property operating expenses for the three months ended February 28,1998 totaled $454,309 compared with $525,504 for the corresponding period in fiscal 1997. The decrease is primarily attributable to a decrease in repairs and maintenance at Lakeview Village.

During the first three months of fiscal 1998 and 1997, average occupancy levels at the Partnership's properties were as follows:


             PROPERTY                          1998      1997
             ------------------------------------------------
             The Hamptons at Quail Hollow       94%       94%
             Lakeview Village                   93%       88%
             ------------------------------------------------

The increase in Lakeview Village is primarily attributable to increased marketing efforts.

CONAM REALTY INVESTORS 5 L.P.
AND CONSOLIDATED VENTURES


               OTHER INFORMATION

PART II        Not applicable

ITEMS 1-5      Exhibits

ITEMS 6        (a)  Exhibits

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K

                On December 15, 1997 ConAm Realty Investors 5 L.P. filed a Form 8-K (amended on December 17, 1997 by Form 8-K/A) regarding its change of auditors from Coopers & Lybrand L.L.P. to KPMG Peat Marwick LLP. The response from Coopers & Lybrand L.L.P. indicated that there were no disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope procedure.


                On February 3, 1998 ConAm Realty Investors 5 L.P. filed a Form 8-K regarding a change in the general partner ownership and the name change from Hutton/ConAm Realty Investors 5 to ConAm Realty Investors 5 L.P.