Form 10-Q/A
period 1998-02-28
CONAM REALTY INVESTORS 5 L P
filed 1998-04-27
CIK 761310

                  United States Securities and Exchange Commission
                               Washington, D.C. 20549

                                    FORM 10-Q/A

                                     (Mark One)
    x      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---------  Exchange Act of 1934
                 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28,1998

or


           Transition Report Pursuant to Section 13 of 15(d) of the Securities --------- Exchange Act of 1934
                   For the transition period from ____ to ____


                          COMMISSION FILE NUMBER: 0-014341




                           CONAM REALTY INVESTORS 5 L.P.
                           -----------------------------
                                 formerly known as
                          HUTTON/CONAM REALTY INVESTORS 5
                          -------------------------------
                EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER




          California                                      11-2712111
          ----------                                      ----------
STATE OR OTHER JURISDICTION OF INCORPORATION           I.R.S. EMPLOYER OR
ORGANIZATION                                           IDENTIFICATION NO.

1764 San Diego Avenue
San Diego, Ca. 92110  Attn. Robert J. Svatos                92110-1906
--------------------------------------------                ----------
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                       ZIP CODE

                              (619)-297-6771
                              --------------
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                       Yes x    No
                                          -----   -----

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         CONAM PROPERTY SERVICES IV, LTD.
                         General Partner of ConAm Realty Investors 5 L.P.

                         BY:  CONTINENTAL AMERICAN DEVELOPMENT, INC.
                              GENERAL PARTNER


Date:  April 14, 1998         BY:/s/ DANIEL J. EPSTEIN
                                     -----------------
                                     Daniel J. Epstein
                                     Director, President, and Principal
                                     Executive Officer


Date:  April 14, 1998         BY:/s/ ROBERT J. SVATOS
                                     ----------------
                                     Robert J. Svatos
                                     Vice President and Director