Form 10-Q
period 1998-05-31
CONAM REALTY INVESTORS 5 L P
filed 1998-07-14
CIK 761310

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 ---                        Exchange  Act of 1934
                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 1998

or


__   Transition Report Pursuant to Section 13 of 15(d) of the Securities
                               Exchange Act of 1934
                   For the transition period from ____ to ____


                        COMMISSION FILE NUMBER: 0-014341




                          CONAM REALTY INVESTORS 5 L.P.
                          -----------------------------
              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER




           California                                     11-2712111
           ----------                                     ----------
   STATE OR OTHER JURISDICTION OF             I.R.S. EMPLOYER IDENTIFICATION NO.
    INCORPORATION OR ORGANIZATION

   1764 San Diego Avenue
   San Diego, CA 92110  Attn. Robert J. Svatos              92110-1906
   -------------------------------------------              ----------
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                        ZIP CODE

                                 (619) 297-6771
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X      No
                          ----       -----

CONAM REALTY INVESTORS 5 L.P.
AND CONSOLIDATED VENTURES


    -------------------------------------------------------------------------------------------------------
    CONSOLIDATED BALANCE SHEETS                                      AT MAY 31,            AT NOVEMBER 30,
                                                                           1998                       1997
    -------------------------------------------------------------------------------------------------------
    ASSETS
    Investments in real estate:
        Land                                                   $      3,780,687           $      3,780,687
        Buildings and improvements                                   22,405,052                 22,271,530
                                                              ---------------------------------------------
                                                                     26,185,739                 26,052,217
        Less accumulated depreciation                               (11,095,327)               (10,808,639)
                                                              ---------------------------------------------
                                                                     15,090,412                 15,243,578
    Cash and cash equivalents                                           473,553                  1,424,876
    Restricted cash                                                     308,232                    224,210
    Other assets, net of accumulated amortization
        of $147,947 in 1998 and $131,808 in 1997                        407,997                    128,814
    -------------------------------------------------------------------------------------------------------
                 TOTAL ASSETS                                   $    16,280,194            $    17,021,478
    -------------------------------------------------------------------------------------------------------
    -------------------------------------------------------------------------------------------------------
    LIABILITIES AND PARTNERS' CAPITAL
    Liabilities:
        Mortgages payable                                             6,134,836                  6,185,012
        Distribution payable                                            351,980                    359,019
        Accounts payable and accrued expenses                           397,459                    388,948
        Due to general partner and affiliates                            16,575                     15,811
        Security deposits                                                88,673                     89,448
                                                              ---------------------------------------------
                 Total Liabilities                                    6,989,523                  7,038,238
                                                              ---------------------------------------------
    Partners' Capital:
        General Partner                                                 181,437                    190,878
        Limited Partners (57,490 Units outstanding)                   9,109,234                  9,792,362
                                                              ---------------------------------------------
                 Total Partners' Capital                              9,290,671                  9,983,240
    -------------------------------------------------------------------------------------------------------
                 TOTAL LIABILITIES AND PARTNERS' CAPITAL        $    16,280,194            $    17,021,478
    -------------------------------------------------------------------------------------------------------
    -------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 5 L.P.
AND CONSOLIDATED VENTURES

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
                                    THREE MONTHS ENDED MAY 31,     SIX MONTHS ENDED MAY 31,
                                         1998        1997             1998          1997
                                     -----------------------        -----------------------
INCOME
Rental                               $   971,660    $884,396        $1,919,104   $1,836,941
Interest and other                        11,753      21,841            23,465       83,683
                                     -----------------------        -----------------------
          Total Income                   983,413     906,237         1,942,569    1,920,624
                                     -----------------------        -----------------------
EXPENSES
Property operating                       567,746     489,193         1,022,055    1,014,697
Depreciation and amortization            220,852     218,901           441,025      437,802
Interest                                 119,059     121,326           238,701      243,192
General and administrative                62,087      53,078            82,559       93,179
Write-off of assets                       79,742          -            146,839           -
                                     -----------------------        -----------------------
          Total Expenses               1,049,486     882,498         1,931,179    1,788,870
                                     -----------------------        -----------------------
Income (Loss) from operations            (66,073)     23,739            11,390      131,754
Gain on sale of property                      -           -                 -     2,582,641
                                     -----------------------        -----------------------
          NET INCOME (LOSS)          $   (66,073)   $ 23,739        $   11,390   $2,714,395
                                     -----------------------        -----------------------
                                     -----------------------        -----------------------

NET INCOME (LOSS) ALLOCATED:
          To the General Partner     $       968    $  2,583        $    4,638   $    6,852
          To the Limited Partners        (67,041)     21,156             6,752    2,707,543
                                     -----------------------        -----------------------
                                     $   (66,073)   $ 23,739        $   11,390   $2,714,395
                                     -----------------------        -----------------------
                                     -----------------------        -----------------------

PER LIMITED PARTNERSHIP UNIT
     (57,490 UNITS OUTSTANDING)
          Income (Loss)
          from operations            $     (1.17)   $   0.37        $     0.12   $     2.18
          Gain on sale of property            -           -                 -         44.92
                                     -----------------------        -----------------------
          NET INCOME (LOSS)          $     (1.17)   $   0.37         $     0.12   $   47.10
                                     -----------------------        -----------------------
                                     -----------------------        -----------------------

--------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED MAY 31, 1998

                                     GENERAL        LIMITED
                                     PARTNER        PARTNERS           TOTAL
------------------------------------------------------------------------------
BALANCE AT NOVEMBER 30, 1997       $ 190,878      $ 9,792,362      $ 9,983,240
Net income                             4,638            6,752           11,390
Distributions ($12.00 per Unit)      (14,079)        (689,880)        (703,959)
------------------------------------------------------------------------------
BALANCE AT MAY 31, 1998            $ 181,437      $ 9,109,234      $ 9,290,671
------------------------------------------------------------------------------
------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 5 L.P.
AND CONSOLIDATED VENTURES

-------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MAY 31,                            1998               1997
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $    11,390         $ 2,714,395
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                          441,025             437,802
     Write-off of assets                                    146,839                   -
     Gain on sale of property                                     -          (2,582,641)
     Increase (decrease) in cash arising from changes
     in operating assets and liabilities:
         Fundings to restricted cash                        (84,022)            (85,211)
         Other assets                                      (295,322)              6,171
         Accounts payable and accrued expenses                8,511             120,817
         Due to general partner and affiliates                  764              (4,921)
         Security deposits                                     (775)            (31,727)
                                                        -------------------------------
Net cash provided by operating activities                   228,410             574,685
----------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of property                                -           6,270,225
Additions to real estate                                   (673,504)                  -
Insurance recovery from fire damage                         254,945
                                                        -------------------------------
Net cash provided by (used for) investing activities       (418,559)          6,270,225
----------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions                                              (710,998)         (6,943,383)
Mortgage principal payments                                 (50,176)            (55,918)
                                                        -------------------------------
Net cash used for financing activities                     (761,174)         (6,999,301)
----------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                  (951,323)           (154,391)
Cash and cash equivalents, beginning of period            1,424,876           2,121,544
----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $   473,553         $ 1,967,153
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                $   199,080         $   243,192
----------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING ACTIVITIES:
Write-off of buildings and improvements                 $  (285,037)        $         -
Write-off of accumulated depreciation                   $   138,198         $         -
----------------------------------------------------------------------------------------

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

The unaudited interim consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of May 31, 1998 and the results of operations for the three and six months ended May 31, 1998 and 1997 and the consolidated statement of partners' capital and cash flows for the six months ended May 31, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1997, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5).

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 1998, the Partnership had cash and cash equivalents of $473,553 which were invested in money market funds, compared with $1,424,876 at November 30, 1997. The decrease reflects mortgage principal payments, additions to real estate, tax payments and cash distributions to Partners exceeding cash provided by operating activities during the first six months of fiscal 1998. The increase in other assets is primarily attributable to amounts due from the state of North Carolina regarding an overpayment of non-resident withholdings and to an increase in a deposit required by the Internal Revenue Service. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses.

The Partnership's restricted cash balance totaled $308,232 at May 31, 1998 compared to $224,210 at November 30, 1997. The increase is primarily attributable to contributions made to an escrow account for the purpose of funding real estate taxes as required under the terms of the Lakeview Village mortgage.

The Partnership received insurance proceeds of $254,945 resulting from fire damage to eight units at Lakeview Village. The insurance proceeds were sufficient to cover the cost of the restoration work.

The General Partner declared a regular cash distribution of $6.00 per Unit for the quarter ended May 31, 1998 which is to be paid in July, 1998. The General Partner will determine the amount of future quarterly distributions based on the Partnership's available cash flow and future cash needs.


RESULTS OF OPERATIONS

The Partnership generated a net loss of ($66,073) and net income of $11,390, for the three and six months ended May 31, 1998, respectively. This compares with net income of $23,739 and $2,714,395 for the corresponding periods in fiscal 1997. The decrease for the six-month period is primarily attributable to the gain on the sale of Canterbury Park on December 10, 1996. Income
(loss) from operations for the three and six months ended May 31, 1998 was ($66,073) and $11,390, respectively, compared with income from operations of $23,739 and $131,754, respectively, for the corresponding period in fiscal 1997. The decrease for the three and six-month periods is primarily due to a decrease in interest and other income, a write-off of assets, and an increase in property operating expenses, somewhat offset by an increase in rental income.

Rental income totaled $971,660 and $1,919,104, respectively, for the three and six months ended May 31, 1998 compared with $884,396 and $1,836,941 respectively, for the corresponding periods in fiscal 1997. The increase is due to the increased occupancy rates at both properties, and rent increases at Lakeview Village.

Interest and other income totaled $11,753 and $23,465, respectively, for the three and six months ended May 31, 1998 compared with $21,841 and $83,683, respectively, for the corresponding period in fiscal 1997. The decrease for the three and six-month periods is primarily due to a decrease in the Partnership's average cash balance due to distributions resulting from the sale of Canterbury Park.

Property operating expenses for the three and six months ended May 31, 1998 totaled $567,746 and $1,022,055, respectively, compared with $489,193 and $1,014,697, respectively, for the corresponding periods in fiscal 1997. The increase for the three and six-month periods is primarily attributable to increased repairs and maintenance at Lakeview Village somewhat offset by the sale of Canterbury Park.

During the first six months of fiscal 1998 and 1997, average occupancy levels at the Partnership's properties were as follows:



             PROPERTY                        1998            1997
             ----------------------------------------------------
             The Hamptons at Quail Hollow     94%             92%
             Lakeview Village                 93%             87%
             ----------------------------------------------------


The increase at The Hamptons at Quail Hollow is attributable to the granting of rent concessions due to the highly competitive market; the increase in occupancy at Lakeview Village is primarily attributable to increased marketing efforts and rent increases.

OTHER INFORMATION

PART II       Not applicable

ITEMS 1-5     Exhibits

ITEMS 6       (a) Exhibits

                  (27) Financial Data Schedule

              (b) Reports on Form 8-K -- No reports on Form 8-K were filed during the quarter ended May 31, 1998.

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


                               CONAM PROPERTY SERVICES IV, LTD.
                               General Partner of ConAm Realty Investors 5 L.P.

                               BY: CONTINENTAL AMERICAN DEVELOPMENT, INC. GENERAL PARTNER


Date:  July 14, 1998           BY: /s/  DANIEL J. EPSTEIN
                                   -----------------------------------
                                   Daniel J. Epstein
                                   Director, President, and Principal
                                   Executive Officer


Date:  July 14, 1998           BY: /s/  ROBERT J. SVATOS
                                   ------------------------------------
                                   Robert J. Svatos
                                   Vice President and Director