Form 10-K/A
period 1997-11-30
CONAM REALTY INVESTORS 5 L P
filed 1998-10-13
CIK 761310

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549



                                    FORM 10-K/A


                                   AMENDMENT NO.1



FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: NOVEMBER 30, 1997


                         COMMISSION FILE NUMBER:  0-014341

                           CONAM REALTY INVESTORS 5 L.P.
                           -----------------------------
                                 FORMERLY KNOWN AS
                          HUTTON/CONAM REALTY INVESTORS 5
                          -------------------------------
                EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER


          California                                   11-2712111
          ----------                                   ----------
STATE OR OTHER JURISDICTION OF              I.R.S. EMPLOYER IDENTIFICATION NO.
INCORPORATION OR ORGANIZATION

Attentin: Robert J. Svatos
1764 San Diego Avenue , San Diego California                92110-1906
--------------------------------------------                -----------
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                       ZIP CODE

                                   (619) 297-6771
                                   --------------
                 Registrant's telephone number, including area code






     The undersigned registrant hereby amends the following section of its Report for November 30, 1997 on Form 10-K as set forth in the pages attached hereto:

                                       PART I
ITEM 1.  Business
(a) General Description of Business and Objectives

                                       PART I
Item 1.  BUSINESS

(a) GENERAL DESCRIPTION OF BUSINESS AND OBJECTIVES

ConAm Realty Investors 5 L.P., formerly known as Hutton/ConAm Realty Investors 5, (the "Partnership") is a California limited partnership formed on June 28, 1984. ConAm Property Services IV, Ltd. ("CPS IV"), a California limited partnership, and RI 5 Real Estate Services, Inc. ("RI 5"), a Delaware corporation, were the original co-general partners of the Partnership. On January 27, 1998, CPS IV acquired RI 5's co-general partner interest in the Partnership, effective July 1, 1997, pursuant to a Purchase Agreement between CPS IV and RI 5 dated August 29, 1997. As a result, CPS IV now serves as the sole general partner (the "General Partner") of the Partnership. In conjunction with this transaction, the name of the Partnership was changed from Hutton/ConAm Realty Investors 5 to ConAm Realty Investors 5 L.P.

The Partnership was organized to engage in the business of acquiring, operating and holding for investment multifamily residential properties. The Partnership originally invested in one residential apartment property and two joint ventures, each of which owned a specified property. As described below, one property was sold in December 1996. Funds held as a working capital reserve are invested in bank certificates of deposit, unaffiliated money market funds or other highly liquid short-term investments where there is appropriate safety of principal in accordance with the Partnership's investment objectives and policies.

The Partnership's principal investment objectives with respect to its interests in real property are:

(1)  capital appreciation;

(2)  distribution of net cash from operations attributable to rental income; and

(3)  preservation and protection of capital.

Distribution of net cash from operations is the Partnership's objective during its operational phase, while preservation and appreciation of capital are the Partnership's long-term objectives. The attainment of the Partnership's investment objectives will depend on many factors, including future economic conditions in the United States as a whole and, in particular, in the localities in which the Partnership's properties are located, especially with regard to achievement of capital appreciation.

From time to time the Partnership expects to sell its real property interests taking into consideration such factors as the amount of appreciation in value, if any, to be realized and the possible risks of continued ownership. In consideration of these factors and improving market conditions, the General Partner intends to sell the remaining two properties over the next few years. Proceeds from the sale, financing or refinancing of properties will not be reinvested and may be distributed to the Limited Partners and General Partner (sometimes referred to together herein as the "Partners"), so that the Partnership will, in effect, be self-liquidating. If deemed necessary, the Partnership may retain a portion of the proceeds from any sale, financing or refinancing as capital reserves. As partial payment for properties sold, the Partnership may receive purchase money obligations secured by mortgages or deeds of trust. In such cases, the amount of such obligations will not be included in Net Proceeds From Sale or Refinancing (distributable to the Partners) until and only to the extent the obligations are realized in cash, sold or otherwise liquidated.

Originally, the Partnership utilized the net proceeds of its public offering to acquire three residential apartment complexes (collectively, the "Properties") either directly or through investments in joint ventures, as follows: (1) Lakeview Village at Ponte Vedra Lakes, a 240-unit apartment complex, located in Ponte Vedra Beach, Florida; (2) The Hamptons at Quail Hollow, a 232-unit apartment complex, located in Charlotte, North Carolina and (3) Canterbury
Park Apartments, a 96-unit apartment complex, located in Raleigh, North Carolina. On December 10, 1996, Canterbury Park was sold to an unaffiliated buyer for $6,387,300. The General Partner intends to sell the remaining two properties over the next few years.

The Partnership considers itself to be engaged in only one industry segment, real estate investment.

COMPETITION

The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and such competition has increased since the Partnership's investment in the Properties due principally to the addition of newly constructed apartment complexes offering increased residential and recreational amenities. The Properties have also been subject to competition from condominiums and single-family properties especially during periods of low mortgage interest rates. The Partnership competes with other real estate owners and developers in the rental and leasing of its Properties by offering competitive rental rates and, if necessary, leasing incentives. Such competition may affect the occupancy levels and revenues of the Properties. The occupancy levels at Lakeview Village in Ponte Vedra Beach, Florida reflect some seasonality, which is typical in these markets. In some cases, the Partnership may compete with other properties owned by partnerships affiliated with the General Partner of the Partnership.

For a discussion of current market conditions in the areas where the Partnership's Properties are located, reference is made to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1997, which is filed as an exhibit under Item 14.

EMPLOYEES

The Partnership has no employees. Services are provided by CPS IV, ConAm Management Corporation ("ConAm Management"), an affiliate of CPS IV, as well as Service Data Corporation and First Data Investor Services Group, both unaffiliated companies. The Partnership has entered into management agreements pursuant to which ConAm Management provides management services with respect to the Properties. First Data Investor Services Group had been retained by the Partnership to provide all accounting and investor communication functions, while Service Data Corporation provides transfer agent services. Effective December 1, 1997, the accounting functions of the Partnership have been transferred to the firm of Brock, Tibbitts, & Snell, an unaffiliated company located in San Diego, California. See Item 13, "Certain Relationships and Related Transactions", for a further description of the service and management agreements between the Partnership and affiliated entities.

                                     SIGNATURES

Pursuant to the requirements of Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:    October 13, 1998         CONAM REALTY INVESTORS 5 L.P.


                                   BY:  ConAm Property Services IV, Ltd.
                                        General Partner of ConAm Realty
                                        Investors 5 L.P.


                                   BY:  Continental American Development, Inc.
                                        General Partner


                                   BY:  /s/  Daniel J. Epstein
                                   --------------------------------------
                                   Name:     Daniel J. Epstein
                                   Title:    President, Director and
                                             Principal Executive Officer