Form 10-Q
period 1998-08-31
CONAM REALTY INVESTORS 5 L P
filed 1998-10-15
CIK 761310

                   United States Securities and Exchange Commission
                                Washington, D.C. 20549

                                      FORM 10-Q

(MARK ONE)
    X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---------                        Exchange Act of 1934
                    FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1998

or

---------  Transition Report Pursuant to Section 13 of 15(d) of the Securities
                                 Exchange Act of 1934
                     For the transition period from ____ to ____

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
                                Yes    X     No
                                    -------     -------

CONAM REALTY INVESTORS 5 L.P.
  AND CONSOLIDATED VENTURES

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

  CONSOLIDATED BALANCE SHEETS                    AT AUGUST 31,  AT NOVEMBER 30,
                                                          1998             1997
--------------------------------------------------------------------------------
  ASSETS
  Investments in real estate:
     Land                                        $   3,780,687    $   3,780,687
     Buildings and improvements                     22,414,640       22,271,530
                                                 ------------------------------
                                                    26,195,327       26,052,217
     Less accumulated depreciation                 (11,299,129)     (10,808,639)
                                                 ------------------------------
                                                    14,896,198       15,243,578
  Cash and cash equivalents                            496,046        1,424,876
  Restricted cash                                      363,408          224,210
  Other assets, net of accumulated amortization
     of $156,017 in 1998 and $131,808 in 1997          315,268          128,814
--------------------------------------------------------------------------------
        TOTAL ASSETS                             $  16,070,920    $  17,021,478
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  LIABILITIES AND PARTNERS' CAPITAL
  Liabilities:
     Mortgage payable                                6,103,944        6,185,012
     Distribution payable                              351,980          359,019
     Accounts payable and accrued expenses             439,922          388,948
     Due to general partner and affiliates              17,151           15,811
     Security deposits                                  82,135           89,448
                                                 ------------------------------
        Total Liabilities                            6,995,132        7,038,238
                                                 ------------------------------
  Partners' Capital:
     General Partner                                   179,360          190,878
     Limited Partners (57,490 Units outstanding)     8,896,428        9,792,362
                                                 ------------------------------
        Total Partners' Capital                      9,075,788        9,983,240
--------------------------------------------------------------------------------
        TOTAL LIABILITIES AND PARTNERS' CAPITAL  $  16,070,920    $  17,021,478
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



  SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 5 L.P.
  AND CONSOLIDATED VENTURES

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                 AUGUST 31,                    AUGUST 31,
                                                          1998              1997           1998           1997
--------------------------------------------------------------------------------------------------------------
  INCOME
  Rental                                          $  1,052,937       $   930,876   $  2,972,041   $  2,767,817
  Interest and other                                     7,136            28,981         30,601        112,664
                                                  ------------------------------------------------------------
        Total Income                                 1,060,073           959,857      3,002,642      2,880,481
--------------------------------------------------------------------------------------------------------------
  EXPENSES
  Property operating                                   523,974           685,518      1,546,029      1,700,215
  Depreciation and amortization                        222,052           218,900        663,077        656,702
  Interest                                             118,465           120,776        357,166        363,968
  General and administrative                            48,337            32,914        130,896        126,093
  Write-off of assets                                   10,148               -          156,987            -
                                                  ------------------------------------------------------------
        Total Expenses                                 922,976         1,058,108      2,854,155      2,846,978
--------------------------------------------------------------------------------------------------------------
  Income (Loss) from operations                        137,097           (98,251)       148,487         33,503
  Gain on sale of property                                 -                 -              -        2,582,641
--------------------------------------------------------------------------------------------------------------
        NET INCOME (LOSS)                         $    137,097       $   (98,251)  $    148,487   $  2,616,144
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
  NET INCOME (LOSS) ALLOCATED:
        To the General Partner                    $      4,963       $       143   $      9,601   $      6,995
        To the Limited Partners                        132,134           (98,394)       138,886      2,609,149
--------------------------------------------------------------------------------------------------------------
        NET INCOME (LOSS)                         $    137,097       $   (98,251)  $    148,487   $  2,616,144
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
  PER LIMITED PARTNERSHIP UNIT
      (57,490 UNITS OUTSTANDING)
        Income (Loss) from operations             $       2.30       $     (1.71)  $       2.42   $       0.46
        Gain on sale of property                           -                 -              -            44.92
--------------------------------------------------------------------------------------------------------------
     NET INCOME (LOSS)                            $       2.30       $     (1.71)  $       2.42   $      45.38
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
     CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
     FOR THE NINE MONTHS ENDED AUGUST 31,


                                                       GENERAL           LIMITED
                                                       PARTNER          PARTNERS          TOTAL
-----------------------------------------------------------------------------------------------
  BALANCE AT NOVEMBER 30, 1997                    $    190,878      $  9,792,362   $  9,983,240
  Net income                                             9,601           138,886        148,487
  Distributions ($18.00 per Unit)                      (21,119)       (1,034,820)    (1,055,939)
-----------------------------------------------------------------------------------------------
  BALANCE AT AUGUST 31, 1998                          $179,360        $8,896,428     $9,075,788
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------


     SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 5 L.P.
  AND CONSOLIDATED VENTURES

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  CONSOLIDATED STATEMENTS OF CASH FLOWS

  FOR THE NINE MONTHS ENDED AUGUST 31,                                 1998           1997
------------------------------------------------------------------------------------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $    148,487   $  2,616,144
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                  663,077        656,702
     Write-off of assets                                            156,987            -
     Gain on sale of property                                           -       (2,582,641)
     Increase (decrease) in cash arising from changes in
     operating assets and liabilities:
        Fundings to restricted cash                                (139,198)      (137,646)
        Other assets                                               (210,663)         6,410
        Accounts payable and accrued expenses                        50,974        195,124
        Due to general partner and affiliates                         1,340         (3,581)
        Security deposits                                            (7,313)       (35,536)
                                                               ---------------------------
  Net cash provided by operating activities                         663,691        714,976
------------------------------------------------------------------------------------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of property                                    -        6,270,225
  Additions to real estate                                         (703,420)           -
  Insurance recovery from fire damage                               254,945            -
                                                               ---------------------------
  Net cash provided by (used for) investing activities             (448,475)     6,270,225
------------------------------------------------------------------------------------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions                                                  (1,062,978)    (7,295,362)
  Mortgage principal payments                                       (81,068)       (84,699)
                                                               ---------------------------
  Net cash used for financing activities                         (1,144,046)    (7,380,061)
------------------------------------------------------------------------------------------
  Net decrease in cash and cash equivalents                        (928,830)      (394,860)
  Cash and cash equivalents, beginning of period                  1,424,876      2,121,544
------------------------------------------------------------------------------------------
  CASH AND CASH EQUIVALENTS, END OF PERIOD                     $    496,046   $  1,726,684
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                     $    317,745   $    363,968
------------------------------------------------------------------------------------------

  SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
  Write-off of buildings and improvements                      $   (305,365)  $        -
  Write-off of accumulated depreciation                        $    148,378   $        -
------------------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 5 L.P.
  AND CONSOLIDATED VENTURES

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's 1997 annual report.

The unaudited interim consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of August 31, 1998 and the results of operations for the three and nine months ended August 31, 1998 and 1997 and the consolidated statement of partners' capital and cash flows for the nine months ended August 31, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1997, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

CONAM REALTY INVESTORS 5 L.P.
AND CONSOLIDATED VENTURES


PART I, ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 1998, the Partnership had cash and cash equivalents of $496,046 which were invested in money market funds, compared with $1,424,876 at November 30, 1997. The decrease reflects mortgage principal payments, additions to real estate, tax payments and cash distributions to Partners exceeding cash provided by operating activities during the first nine months of fiscal 1998. The increase in other assets is primarily attributable to amounts due from the state of North Carolina regarding an overpayment of non-resident withholdings and to an increase in a deposit required by the Internal Revenue Service. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses.

The Partnership's restricted cash balance totaled $363,408 at August 31, 1998 compared to $224,210 at November 30, 1997. The increase is primarily attributable to contributions made to an escrow account for the purpose of funding real estate taxes as required under the terms of the Lakeview Village mortgage.

The Partnership received insurance proceeds of $254,945 resulting from fire damage to eight units at Lakeview Village. The insurance proceeds were sufficient to cover the cost of the restoration work.

The General Partner declared a regular cash distribution of $6.00 per Unit for the quarter ended August 31, 1998 which is to be paid in October, 1998. The General Partner will determine the amount of future quarterly distributions based on the Partnership's available cash flow and future cash needs.

RESULTS OF OPERATIONS

The Partnership generated net income of $137,097 and $148,487, for the three and nine months ended August 31,1998 respectively. This compares with a net loss of ($98,251) and net income of $2,616,144 for the corresponding periods in fiscal 1997. The decrease for the nine-month period is primarily attributable to the gain on the sale of Canterbury Park on December 10, 1996. Income from operations for the three and nine months ended August 31, 1998 was $137,097 and $148,487, respectively, compared with the (loss) income from operations of ($98,251) and $33,503, respectively, for the corresponding period in fiscal 1997. The increase for the three and nine-month periods is primarily due to an increase in rental income and a decrease in property operating expenses, somewhat offset by an increase in write-off of assets as they are replaced.

Rental income totaled $1,052,937 and $2,972,041, respectively, for the three and nine months ended August 31,1998 compared with $930,876 and $2,767,817, respectively, for the corresponding periods in fiscal 1997. The increase is due to stable occupancy with increased base rents at The Hamptons at Quail Hollow and increased occupancy at Lakeview Village.

Interest and other income totaled $7,136 and $30,601, respectively, for the three and nine months ended August 31,1998 compared with $28,981 and $112,664, respectively, for the corresponding period in fiscal 1997. The decrease for the three and nine-month periods is primarily due to a decrease in the Partnership's average cash balance due to distributions resulting from the sale of Canterbury Park.

Property operating expenses for the three and nine months ended August 31,1998 totaled $523,974 and $1,546,029, respectively, compared with $685,518 and $1,700,215, respectively, for the corresponding periods in fiscal 1997. The decrease for the three and nine-month periods is primarily attributable to decreased repairs and maintenance at Lakeview Village and The Hamptons at Quail Hollow and by the sale of Canterbury Park.

During the first nine months of fiscal 1998 and 1997, average occupancy levels at the Partnership's properties were as follows:

          PROPERTY                           1998      1997
          -------------------------------------------------
          The Hamptons at Quail Hollow       96%       96%
          Lakeview Village                   94%       89%
          -------------------------------------------------

The occupancy at The Hamptons at Quail Hollow has remained constant in a highly competitive environment. The increase in occupancy at Lakeview Village is primarily attributable to increased marketing efforts and continued upgrading of units.

CONAM REALTY INVESTORS 5 L.P.
AND CONSOLIDATED VENTURES


OTHER INFORMATION

PART II        Not applicable

ITEMS 1-5      Exhibits

ITEMS 6        (a) Exhibits

                 (27) Financial Data Schedule

               (b) Reports on Form 8-K  - No reports on Form 8-K were filed during the quarter ended August 31, 1998.

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

                            CONAM PROPERTY SERVICES IV, LTD.
                            General Partner of ConAm Realty Investors 5 L.P.

                            BY: CONTINENTAL AMERICAN DEVELOPMENT, INC. GENERAL PARTNER


Date:  October 13, 1998               BY:/s/ DANIEL J. EPSTEIN
                                         ---------------------
                                      Daniel J. Epstein
                                      Director, President, and Principal
                                      Executive Officer


Date:  October 13, 1998               BY:/s/ ROBERT J. SVATOS
                                         --------------------
                                      Robert J. Svatos
                                      Vice President and Director