Form 10-Q/A
period 1998-08-31
CONAM REALTY INVESTORS 5 L P
filed 1999-02-16
CIK 761310

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q/A



                                 AMENDMENT NO. 1



 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1998

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



The undersigned registrant hereby amends the following section of its Report for August 31, 1998 on Form 10-Q as set forth in the pages attached hereto:

                                    PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR 2000

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR 2000

The statements made in the following five paragraphs are made as of October 13, 1998, the date of the Form 10-Q which is amended by this Form 10-Q/A. Subsequent to such date, on January 29, 1999, the Partnership consummated the sale of its remaining properties. A Form 8-K describing such sale will be filed with the Securities and Exchange Commission on or before February 16, 1999. As a result of such sale, the Partnership has dissolved and is in liquidation. Since the General Partner plans to complete the liquidation of the Partnership prior to January 1, 2000, the General Partner believes that there will be no Year 2000 issues for the Partnership.

The Partnership has assessed the potential impact of the Year 2000 issue on its computer systems, operating equipment with imbedded microchips and major third party vendors. If the proposed sale of its remaining properties is consummated, the Partnership will liquidate prior to January 1, 2000, and no Year 2000 issues will be presented.

In the event that the sale is not consummated, the Partnership has relied on the efforts of ConAm Management Corporation ("ConAm Management"), which has been retained by the Partnership to manage the business and financial operation of the Partnership's properties, to resolve any potential Year 2000 issues. In the course of providing property management services for the Partnership, ConAm Management retained a third party consultant to modify all applicable software to provide for a 4-digit year field. The General Partner believes that the modifications undertaken by ConAm Management related to computer systems are sufficient to address any potential Year 2000 problems and that the impact of the Year 2000 issue will not materially affect the Partnership's operating results or financial condition if the Partnership is not liquidated prior to January 1, 2000. Accordingly, neither ConAm Management nor the Partnership has taken any further actions with respect to the Year 2000 issue related to the computer systems.

The Partnership plans to initiate a program to evaluate the Year 2000 readiness of each property's operating equipment with embedded microchips and replace as considered necessary. In the event that the replacement project is not completed by the Year 2000, failure of the property's operating equipment as a result of the Year 2000 issue is not expected to have a significant impact on operations.

The Partnership plans to initiate discussion with significant suppliers and other third parties to determine the extent to which the Partnership may be vulnerable to the failure of these parties to address and correct their own Year 2000 issues. However, there can be no guarantee that the systems of other companies that support the Partnership's operations will be timely converted or that a failure by these companies to correct their Year 2000 problems would not have a material adverse effect on the Partnership. At the present time the Partnership does not have a contingency plan in place, in the event of Year 2000 failure related to significant suppliers and other third parties, but plans to create one within the next year.

The Partnership currently has no indication that the costs associated with any remedial actions in connection with the Year 2000 related to its operating equipment with imbedded microchips and major third party vendors issue will be material. All costs related to the remediation plan of the computer system were incurred by ConAm Management in connection with their management services.

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


                             CONAM PROPERTY SERVICES IV, LTD.
                             General Partner of ConAm Realty Investors 5 L.P.

                            BY: CONTINENTAL AMERICAN DEVELOPMENT, INC. GENERAL PARTNER


Date: February 12, 1999     BY:/s/ DANIEL J. EPSTEIN
                                   -----------------
                                   Daniel J. Epstein
                                   Director, President, and Principal
                                   Executive Officer


Date: February 12, 1999    BY:/s/  ROBERT J. SVATOS
                                   -----------------
                                   Robert J. Svatos
                                   Vice President and Director