Form 10-K
period 1998-11-30
CONAM REALTY INVESTORS 5 L P
filed 1999-03-01
CIK 761310

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: November 30, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____ to _____

                      Commission file number:  0-014341


                         CONAM REALTY INVESTORS 5 L.P.
             ----------------------------------------------------
             EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER


               California                                 11-2712111
               ----------                                 ----------
STATE OR OTHER JURISDICTION OF INCORPORATION   I.R.S. EMPLOYER IDENTIFICATION NO.

1764 San Diego Avenue
San Diego, CA  92110 Attn.: Robert J. Svatos              92110-1906
--------------------------------------------              -----------
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                     ZIP CODE

Registrant's telephone number, including area code (619) 297-6771
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                    UNITS OF LIMITED PARTNERSHIP INTEREST
                    -------------------------------------
                                TITLE OF CLASS

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

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1998.

                                    PART I
ITEM 1.  BUSINESS

(a) GENERAL DESCRIPTION OF BUSINESS AND OBJECTIVES

ConAm Realty Investors 5 L.P., formerly known as Hutton/ConAm Realty Investors 5 (the "Partnership"), is a California limited partnership formed on June 28, 1984. ConAm Property Services IV, Ltd. ("CPS IV"), a California limited partnership, and RI 5 Real Estate Services, Inc. ("RI 5"), a Delaware corporation, were the original co-general partners of the Partnership. On January 27, 1998, CPS IV acquired RI 5's co-general partner interest in the Partnership, effective July 1, 1997, pursuant to a Purchase Agreement between CPS IV and RI 5 dated August 29, 1997. As a result, CPS IV now serves as the sole general partner (the "General Partner") of the Partnership. In conjunction with this transaction, the name of the Partnership was changed from Hutton/ConAm Realty Investors 5 to ConAm Realty Investors 5 L.P.

The Partnership was organized to engage in the business of acquiring, operating and holding for investment multifamily residential properties. The Partnership originally invested in one residential apartment property and two joint ventures, each of which owned a specified property. As described below, as of January 29, 1999, all of the Partnership's investments in the properties have been sold, and the General Partner anticipates that the final liquidation of the Partnership will be completed in mid-1999.

The Partnership's principal investment objectives with respect to its interests in real property were:

(1)  capital appreciation;

(2)  distribution of net cash from operations attributable to rental income;
     and

(3)  preservation and protection of capital.

Distribution of net cash from operations was the Partnership's objective during its operational phase, while preservation and appreciation of capital were the Partnership's long-term objectives. The attainment of the Partnership's investment objectives was dependent on many factors, including future economic conditions in the United States as a whole and, in particular, in the localities in which the Partnership's properties were located, especially with regard to achievement of capital appreciation.

The Partnership utilized the proceeds of its public offering to acquire three residential apartment complexes either directly or through investments in joint ventures, as follows: (1) Lakeview Village at Ponte Vedra, a 240-unit apartment complex, located in Ponte Vedra Beach, Florida; (2) The Hamptons at Quail Hollow, a 232-unit apartment complex, located in Charlotte, North Carolina; and (3) Canterbury Park Apartments, a 96-unit apartment complex, located in Raleigh, North Carolina. On December 10, 1996, Canterbury Park was sold to an unaffiliated buyer for $6,387,300.

During its fiscal year ended November 30, 1998, following consideration of various alternatives available to the Partnership, the General Partner concluded that a sale of the Partnership's two remaining properties, Lakeview Village and The Hamptons at Quail Hollow (collectively the "Properties"), would be in the best interests of the Partnership and the Unitholders. Throughout much of fiscal 1998, the General Partner, on behalf of the Partnership, negotiated the terms of a sale of the Properties with Lend Lease Real Estate Investments, Inc. ("Lend Lease"), on behalf of two pension funds which are unaffiliated with the General Partner. Once the terms were negotiated, as required by the Partnership's Second Amended and Restated Certificate and Agreement of Limited Partnership ("Agreement of Limited Partnership"), the General Partner solicited the consent of a majority in interest of the Unitholders to the sale pursuant to a Consent Solicitation Statement dated December 16, 1998. The requisite consent was obtained on January 15, 1999, and on January 29, 1999, the Partnership consummated the sale of the Properties to DOC Investors, L.L.C., a Delaware limited liability company (the "Purchaser"), for a sales price of $26,000,000 (before selling costs and prorations). The members of the Purchaser are two pension funds advised by Lend Lease, which own an aggregate 91% interest in the Purchaser, and ConAm DOC Affiliates LLC, an affiliate of the General Partner ("ConAm DOC"), which owns a 9% interest in the Purchaser. ConAm DOC has the potential to receive up to an additional 18% of the profits of the Purchaser after certain priority returns to the members of the Purchaser.

The Partnership received approximately $19,482,000 of cash proceeds from the sale, net of closing costs of approximately $110,000 and repayment of indebtedness of approximately $6,408,000. All net cash proceeds from the sale and previously undistributed cash from operations, less an amount the General Partner determined to set aside for contingencies, were distributed to the Limited Partners on February 26, 1999.

The Partnership considers itself to have been engaged in only one industry segment, real estate investment.

COMPETITION

The Partnership's former real property investments were subject to competition from similar types of properties in the vicinities in which they were located. Such former competition increased during the Partnership's period of ownership of the Properties due principally to the addition of newly constructed apartment complexes offering increased residential and recreational amenities. The Properties were also subject to competition from condominiums and single-family properties especially as potential renters chose to buy homes especially during periods of low mortgage interest rates. The Partnership competed with other real estate owners and developers in the rental and leasing of its Properties by offering competitive rental rates and, if necessary, leasing incentives. Such competition affected the occupancy levels and revenues of the Properties. The occupancy level at Lakeview Village in Florida reflects some seasonality, which is typical in this market. In some cases, the Properties competed with properties owned by partnerships affiliated with the General Partner.

For a discussion of market conditions in the areas where the Properties were located, reference is made to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1998, which is filed as an exhibit under Item 14.

EMPLOYEES

The Partnership has no employees. Services are provided by CPS IV and ConAm Management Corporation ("ConAm Management"), an affiliate of CPS IV. Pursuant to property management agreements with the Partnership, ConAm Management provided property management services with respect to the Properties. In addition, the Partnership retains Brock, Tibbitts & Snell, an unaffiliated company located in San Diego, California, to provide all accounting and investor communication functions. During fiscal 1998, Service Data Corporation, an unaffiliated company, provided transfer agent services for the Partnership. During February 1999, pursuant to the terms of a sale of its contracts, Service Data Corporation assigned the transfer agent functions of the Company to MAVRICC Management Systems, Inc., an unaffiliated company located in Troy, Michigan. See Item 13, "Certain Relationships and Related Transactions", for a further description of the service and management agreements between the Partnership and affiliated entities.

ITEM 2.  PROPERTIES

For a description of the Properties owned and operated by the Partnership during fiscal 1998 and discussion of market conditions in the areas where the Properties are located, reference is made to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1998, which is filed as an exhibit under Item 14. For information on the Partnership's purchase of the Properties, reference is made to Note 4 of the Consolidated Financial Statements, included herein by reference to the Partnership's Annual Report to Unitholders. For information on the sale of the Properties by the Partnership in January, 1999, reference is made to Item 1 and Note 10 of the Consolidated Financial Statements, included herein by reference to the Partnership's Annual Report to Unitholders. Average occupancy rates at each property are incorporated by reference to Item 7.

ITEM 3.  LEGAL PROCEEDINGS

The Partnership is not subject to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended November 30, 1998, no other matters were submitted to a vote of Unitholders through the solicitation of proxies or otherwise. On December 16, 1998, the Unitholders were asked to approve a sale of the Partnership's remaining properties. A majority in interest of the Unitholders approved the sale and the sale was completed on January 29,1999.

                                   PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

As of November 30, 1998, the number of Unitholders of record was 2,514.

No established public trading market exists for the Units, and it is not anticipated that such a market will develop in the future.

Distributions of Net Cash From Operations, when made, are determined by the General Partner on a quarterly basis, with distributions generally occurring approximately 45 days after the end of each fiscal quarter. Such distributions to the Unitholders have been made from net operating income with respect to the Partnership's investment in the Properties and from interest on short-term investments. Information on cash distributions paid by the Partnership for the past two fiscal years is incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1998, which is filed as an exhibit under Item 14. No distributions was made for the fourth quarter of the fiscal year ended November 30, 1998 because the General Partner decided to suspend distributions pending the outcome of the solicitation of the consent of the Unitholders to the sale of the Properties.

Because of the sale of the Partnership's remaining Properties, no further quarterly distributions of Net Cash From Operations will be made. The Partnership distributed $19,402,875 to the Unitholders ($337.50 per Unit) and $1,340 to the General Partner on February 26, 1999, which amounts are equal to substantially all of the net proceeds from the sale of the Properties, together with other available cash of the Partnership, less an amount for costs associated with the sale and liquidation and other contingencies, net of expected cash provided by operations through the date of sale, of approximately $554,000. The final liquidation of the Partnership is expected to occur in mid-1999, and the remaining funds, if any, will be distributed to the Unitholders at that time.

ITEM 6.   SELECTED FINANCIAL DATA

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended November 30, 1998, which is filed as an exhibit under Item 14.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 1998, the Partnership had cash and cash equivalents of $424,001, which were invested in unaffiliated money market funds, compared with $1,424,876 at November 30, 1997. The decrease in cash and cash equivalents reflects mortgage principal payments, additions to real estate and cash distributions to Partners exceeding cash provided by operating activities during the fiscal year ended November 30, 1998. The Partnership also maintains a restricted cash balance that totaled $261,132 at November 30, 1998, largely unchanged from $224,210 at November 30, 1997. The increase in other assets in fiscal 1998 is primarily attributed to an increase in a deposit required by the Internal Revenue Service and prepaid selling costs.

Distribution payable decreased to $0 at November 30, 1998, compared to $359,019 at November 30, 1997. The decrease is primarily attributable to the decision of the General Partner to suspend distributions pending the outcome of the solicitation of the consent of the Unitholders to the sale of the remaining Properties.

Accounts payable and accrued expenses is relatively unchanged and total $387,989 at November 30, 1998, compared to $388,948 at November 30, 1997.

Security deposits decreased to $73,629 at November 30, 1998, compared to $89,448 at November 30, 1997. This decrease occurred while occupancy increased during that same period. This decrease in security deposits occurred primarily because strong competition has reduced the ability of property owners to collect refundable security deposits from their tenants.

The Partnership continued to perform various improvements at the Properties during fiscal 1998 which include the completion of the roof replacements at Lakeview Village, the majority of which was completed during the period commencing with the fourth quarter of fiscal 1997 through the second quarter of fiscal 1998. The approximate cost of replacing the roof was

$800,000 of which $400,000 was funded in fiscal 1998 and $400,000 was funded in fiscal 1997 from the Partnership's operating cash flow and cash reserves.

During fiscal 1998, the Partnership received insurance proceeds of $254,945 from claims resulting from fire damage to eight units at Lakeview Village. The insurance proceeds were sufficient to cover the cost of the restoration work.

As a result of the Partnership's sale of the Properties on January 29, 1999, all of the Partnership's assets have been converted to cash and cash equivalents. Pending distribution to the Unitholders as described in Item 5 above, the Partnership's funds have been invested in the Pacific Horizon Money Market Funds, Prime Fund. The General Partner retained from the initial distribution an amount it believes is sufficient to provide for contingencies, and to cover the expenses of operating the Partnership until final liquidation of the Partnership, including legal and accounting fees.

RESULTS OF OPERATIONS

1998 VERSUS 1997

Partnership operations for the fiscal year ended November 30, 1998 resulted in net income of $247,691 compared with net income of $2,687,490 in fiscal 1997. The decrease in net income is primarily attributable to a $2,582,641 gain recognized on the sale of Canterbury Park in fiscal 1997. Excluding the gain, the Partnership generated income from operations of $104,849 for fiscal 1997. The increase in operating income in fiscal 1998 is primarily due to an increase in rental income and a decrease in property operating costs somewhat offset by an increase in write-off assets as they were replaced.

Net cash provided by operating activities was $1,000,284 for the fiscal year
ended November 30, 1998 compared to $1,112,952 in fiscal 1997.   The decrease
in cash provided by operating activities is primarily attributable to an increase in other assets.

Rental income for the fiscal year ended November 30, 1998 was $3,970,095 compared with $3,714,870 in fiscal 1997. The increase is primarily due to relatively stable occupancy at The Hamptons at Quail Hollow and improved occupancy at Lakeview Village and improved rental rates at both of the properties partially offset by the sale of Canterbury Park in December of 1996. Interest income totaled $37,894 for the fiscal year ended November 30, 1998 compared to $130,067 in fiscal 1997. The decrease is due to the Partnership maintaining lower average cash balances in fiscal 1998 than in fiscal 1997 from proceeds held for the sale of Canterbury Park in fiscal 1997.

Property operating expenses decreased slightly to $2,055,840 for the fiscal year ended November 30, 1998, as compared $2,123,570 for fiscal 1997. This decrease is primarily due to the sale of Canterbury Park in December of 1996 and a decrease in property operating expenses at The Hamptons at Quail Hollow.

Write-off of assets increased to $162,037 for fiscal year end November 30,
1998 from $85,000 for fiscal 1997.   The increase is due to an increase in
roof replacements at Lakeview Village in fiscal 1998.

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

The average occupancy levels at each of the properties owned for the full year during the years ended November 30, 1998, 1997 and 1996 were as follows:

                                            TWELVE MONTHS ENDED NOVEMBER 30,
                                            --------------------------------
 Property                                   1998         1997          1996
 --------                                   ----         ----          ----
 The Hamptons at Quail Hollow                96%          94%           96%
 Lakeview Village                            94%          88%           96%

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued issued SFAS No. 129, "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." These statements, which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and, accordingly, will have no impact on the Partnership's reported financial position, results of operations or cash flows.

YEAR 2000

Due to the consummation of the sale of the Properties in January 1999, the Partnership is no longer engaged in the operation of real properties or any other business. As a result of the foregoing, and in view of the General Partner's plan to complete the full liquidation of the Partnership prior to January 1, 2000, the Partnership has no exposure to Year 2000 issues.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Partnership sold its remaining Properties on January 29, 1999 and its mortgage indebtedness was repaid, the Partnership has no exposure to interest rate risk. In addition, the Partnership is expected to be liquidated during 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1998, which is filed as an exhibit under Item 14. Supplementary Data is incorporated by reference to F-1 and F-2 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective December 1, 1997, the Partnership advised PricewaterhouseCoopers LLP (formerly Coopers & Lybrand L.L.P.) that it was changing accounting firms and engaged KPMG LLP.

PricewaterhouseCoopers LLP's report on the consolidated financial statements for the year ended November 30, 1996 contained no adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles. There had been no disagreements with PricewaterhouseCoopers LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope procedure.

The decision to change accountants was approved by CPS IV and RI 5, the General Partners of the Partnership at that time.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

The Partnership has no officers or directors. CPS IV, as the General Partner of the Partnership, manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business.

CPS IV is a California limited partnership organized on August 30, 1982. The sole general partner of CPS IV is Continental American Development, Inc. ("ConAm Development"). The names and positions held by the directors and executive officers of ConAm Development are set forth below. There are no family relationships between any officers or directors.

          NAME                               OFFICE
          ----                               ------
          Daniel J. Epstein                  President and Director
          E. Scott Dupree                    Vice President and Director
          Robert J. Svatos                   Vice President and Director
          Ralph W. Tilley                    Vice President
          J. Bradley Forrester               Vice President

DANIEL J. EPSTEIN, 59, has been the President and a Director of ConAm Development and a general partner of Continental American Properties, Ltd. ("ConAm"), an affiliate of CPS IV, since their inception. He is also Chairman and Chief Executive Officer of ConAm Management. Prior to organizing ConAm, Mr. Epstein was Vice President and a Director of American Housing Guild, which he joined in 1969. At American Housing Guild, he was responsible for the formation of the Multi-Family Division and directed its development and property management activities. Mr. Epstein holds a Bachelor of Science degree in Engineering from the University of Southern California.

E. SCOTT DUPREE, 48, is a Senior Vice President and general counsel of ConAm Management responsible for negotiation, documentation, review and closing of acquisition, sale and financing proposals. Mr. Dupree also acts as principal legal advisor on general legal matters ranging from issues and contracts involving the management company to supervision of litigation and employment issues. Prior to joining ConAm Management in 1985, he was corporate counsel to Trusthouse Forte, Inc., a major international hotel and restaurant corporation. Mr. Dupree holds a B.A. from United States International University and a Juris Doctorate degree from the University of San Diego.

ROBERT J. SVATOS, 40, is a Senior Vice President and is the Chief Financial Officer of ConAm Management. His responsibilities include the accounting, treasury and data processing functions of the organization. Prior to joining ConAm Management in 1988, he was the Chief Financial Officer for AmeriStar Financial Corporation, a nationwide mortgage banking firm. Mr. Svatos holds an M.B.A. in Finance from the University of San Diego and a Bachelor's of Science degree in Accounting from the University of Illinois. He is a Certified Public Accountant.

RALPH W. TILLEY, 44, is a Senior Vice President and Treasurer of ConAm Management. He is responsible for the financial aspects of syndications and acquisitions, the company's asset management portfolio and risk management activities. Prior to joining ConAm Management in 1980, he was a senior accountant with KPMG LLP, specializing in real estate. He holds a Bachelor's of Science degree in Accounting from San Diego State University and is a Certified Public Accountant.

J. BRADLEY FORRESTER, 41, is the President of ConAm Management. He is currently responsible for overseeing all aspects of the operations of the firm. His primary focus is on new business related activities including property acquisitions, property development and rehabilitation, and the acquisition of other property management companies. Prior to joining ConAm, Mr. Forrester served as Senior Vice President - Commercial Real Estate for First Nationwide Bank in San Francisco, where he was responsible for a $2 billion problem asset portfolio including bank-owned real estate and non-performing commercial real estate loans. His past experience includes significant involvement in real estate development and finance, property acquisitions and dispositions and owner's representation matters. Prior to entering the real estate profession, he worked for KPMG LLP in Dallas, Texas.
 Mr. Forrester holds a Bachelor of Science degree in Accounting from Louisiana State University. He received his CPA certification in the State of Texas.

ITEM 11.  EXECUTIVE COMPENSATION

Neither the General Partner nor any of its directors or executive officers received any compensation from the Partnership. See Item 13 of this report for a description of certain costs of the General Partner and its affiliates reimbursed by the Partnership.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of November 30, 1998, no person was known by the Partnership to be the beneficial owner of more than five percent of the Units of the Partnership. Neither the General Partner nor any of its executive officers or directors own any Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CPS IV received $21,119 as the General Partner's allocable share of Net Cash From Operations with respect to fiscal year ended November 30, 1998.
Pursuant to the Agreement of Limited Partnership of the Partnership, for the fiscal year ended November 30, 1998, $13,036 of the Partnership's net income was allocated to CPS IV. For a description of the share of Net Cash From Operations and the allocation of income and loss to which the General Partner is entitled, reference is made to Note 3 to the Consolidated Financial Statements, included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1998, which is filed as an exhibit under
Item 14. Effective July 1, 1997, all General Partner allocations were made solely to CPS IV.

The Partnership entered into property management agreements with ConAm Management pursuant to which ConAm Management assumed direct responsibility for day-to-day management of the Properties. It was the responsibility of ConAm Management to select resident managers, where appropriate, and monitor
their performance.   ConAm Management's services also included the
supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, strategic asset management and related services. For such services, ConAm Management was entitled to receive a management fee equal to 5% of gross revenues. A summary of property management fees earned by ConAm Management during the past three fiscal years is incorporated by reference to Note 7 to the Consolidated Financial Statements, included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1998, which is filed as an exhibit under
Item 14.

Pursuant to Section 12(g) of the Partnership's Agreement of Limited Partnership, the General Partner may be reimbursed by the Partnership for certain of its costs. A summary of amounts paid to the General Partners or their affiliates during the past three fiscal years is incorporated by reference to Note 7 to the Consolidated Financial Statements, included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1998, which is filed as an exhibit under Item 14.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a)(1)    FINANCIAL STATEMENTS:

                                                                                                                         PAGE
                                                                                                                         ----
     Consolidated Balance Sheets - November 30, 1998 and 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .(1)

     Consolidated Statements of Operations - For the years ended November 30, 1998, 1997 and 1996 .. . . . . . . . . . . .(1)

     Consolidated Statements of Partners' Capital - For the years ended November 30, 1998, 1997 and 1996.. . . . . . . . .(1)

     Consolidated Statements of Cash Flows - For the years ended November 30, 1998, 1997 and 1996  . . . . . . . . . . . .(1)

     Notes to the Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .(1)

     Independent Auditors' Report .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .(1)

     Report of Former Independent Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .(1)

     (a)(2)    FINANCIAL STATEMENT SCHEDULE:

     Schedule III - Real Estate and Accumulated Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .(F-1)

     Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .(F-2)

     Report of Former Independent Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .(F-3)


     (1) INCORPORATED BY REFERENCE TO THE PARTNERSHIP'S ANNUAL REPORT TO UNITHOLDERS FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1998, FILED AS AN EXHIBIT UNDER ITEM 14.

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

       (C) Amendment, dated January 18, 1999 to Partnership's Second Amended and Restated Certificate and Agreement of Limited Partnership (included as, and incorporated herein by reference to, Exhibit 4.1 to the Partnership's Report on Form 8-K filed on February 16,
             1999).

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

      (A.6) Agreement for Purchase and Sale and Joint Escrow Instructions between Lakeview Village at Ponte Vedra Lakes Joint Venture and DOC Investors, L.L.C. dated January 26, 1999 with respect to Lakeview Village Apartments (included as, and incorporated herein by reference to, Exhibit 10.2 to the Partnership's Report on Form 8-K filed on February 16, 1999).

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

      (B.5) Agreement for Purchase and Sale and Joint Escrow Instructions between The Hamptons Joint Venture and Lend Lease Real Estate Investments, Inc. dated December 15, 1998, and amendment thereto and assignment thereof, with respect to Hamptons at Quail Hollow Apartments (included as, and incorporated herein by reference to, Exhibit 10.1 to the Partnership's Report on Form 8-K filed on February 16, 1999).


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

     (13) Annual Report to Unitholders for the fiscal year ended November 30, 1998.

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

       (b)   REPORTS ON FORM 8-K:
             No reports on Form 8-K were filed by the Partnership during the fourth quarter of the fiscal year ended November 30, 1998.

       (c)   EXHIBITS
             See Item 14(a)(3) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    February 28, 1999


                                   BY:   ConAm Property Services IV, Ltd.
                                         General Partner


                                   BY:   Continental American Development, Inc.
                                         General Partner


                                   BY:     /s/  Daniel J. Epstein
                                   ------------------------------
                                   Name:   Daniel J. Epstein
                                   Title:  President, Director and
                                           Principal Executive Officer

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

                                   CONAM PROPERTY SERVICES IV, LTD.
                                   A General Partner


                                   By:  Continental American Development, Inc.
                                             General Partner



Date:     February 28, 1999
                                   BY:  /s/  Daniel J. Epstein
                                        --------------------------------------
                                             Daniel J. Epstein
                                             Director, President and
                                             Principal Executive Officer




Date:     February 28, 1999        BY:  /s/  E. Scott Dupree
                                        --------------------------------------
                                             E. Scott Dupree
                                             Vice President and Director

Date:     February 28, 1999
                                   BY:  /s/  Robert J. Svatos
                                        --------------------------------------
                                             Robert J. Svatos
                                             Vice President and Director





Date:     February 28, 1999
                                   BY:  /s/  Ralph W. Tilley
                                        --------------------------------------
                                             Ralph W. Tilley
                                             Vice President




Date:     February 28, 1999
                                   BY:  /s/  J. Bradley Forrester
                                        --------------------------------------
                                             J. Bradley Forrester
                                             Vice President