Form 10-Q
period 1999-02-28
CONAM REALTY INVESTORS 5 L P
filed 1999-04-14
CIK 761310

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

  X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934
                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1999

or

       Transition Report Pursuant to Section 13 of 15(d) of the Securities ----- Exchange Act of 1934

                  For the transition period from ____ to ____

                        COMMISSION FILE NUMBER: 0-014341

                          CONAM REALTY INVESTORS 5 L.P.
                          -----------------------------
              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER

       California                                       11-2712111
       ----------                                       ----------
STATE OR OTHER JURISDICTION OF            I.R.S. EMPLOYER IDENTIFICATION NO.
INCORPORATION OR ORGANIZATION

1764 San Diego Avenue
San Diego, CA  92110  Attn. Robert J. Svatos                      92110-1906
--------------------------------------                            ----------
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

                              Yes  X   No
                                 ----     ----

CONAM REALTY INVESTORS 5 L.P.
AND CONSOLIDATED VENTURES

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.                 Financial Statement

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS                                                            AT FEBRUARY 28,        AT NOVEMBER 30,
                                                                                            1999                    1998
ASSETS
 Investments in real estate:
    Land                                                                                        $ -               $ 3,780,687
    Buildings and improvements                                                                    -                22,419,500
                                                                            --------------------------------------------------
                                                                                                  -                26,200,187
    Less accumulated depreciation                                                                 -               (11,507,294)
                                                                            --------------------------------------------------
                                                                                                  -                14,692,893

 Cash and cash equivalents                                                               19,948,438                   424,001
 Restricted cash                                                                                  -                   261,132
 Other assets, net of accumulated amortization
    of $0 in 1999 and $164,087 in 1998                                                      208,145                   347,073
 -----------------------------------------------------------------------------------------------------------------------------

       TOTAL ASSETS                                                                    $ 20,156,583              $ 15,725,099
 -----------------------------------------------------------------------------------------------------------------------------
 -----------------------------------------------------------------------------------------------------------------------------
 LIABILITIES AND PARTNERS' CAPITAL
 Liabilities:
    Mortgage payable                                                                            $ -               $ 6,072,451
    Distribution payable                                                                 19,404,215                         -
    Accounts payable and accrued expenses                                                   183,603                   387,989
    Due to general partner and affiliates                                                         -                    16,038
    Security deposits                                                                             -                    73,629
                                                                            --------------------------------------------------
       Total Liabilities                                                                 19,587,818                 6,550,107
                                                                            --------------------------------------------------
 Partners' Capital:
    General Partner                                                                          11,662                   182,795
    Limited Partners (57,490 Units outstanding)                                             557,103                 8,992,197
                                                                            --------------------------------------------------
       Total Partners' Capital                                                              568,765                 9,174,992
 -----------------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND PARTNERS' CAPITAL                                         $ 20,156,583              $ 15,725,099
 -----------------------------------------------------------------------------------------------------------------------------
 -----------------------------------------------------------------------------------------------------------------------------


    SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
------------------------------------------------------------------------------
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28,                                                        1999                      1998
------------------------------------------------------------------------------------------------------------------------------
INCOME
Rental                                                                                    $ 614,349                 $ 947,444
Interest and other                                                                           79,736                    11,712
                                                                            --------------------------------------------------
      Total Income                                                                          694,085                   959,156
------------------------------------------------------------------------------------------------------------------------------
EXPENSES
Property operating                                                                          363,493                   454,309
Depreciation and amortization                                                               110,544                   220,173
Interest                                                                                     78,229                   119,642
General and administrative                                                                   28,229                    20,472
Write-off of assets                                                                          36,555                    67,097
                                                                            --------------------------------------------------
      Total Expenses                                                                        617,050                   881,693
------------------------------------------------------------------------------------------------------------------------------
Income from operations                                                                       77,035                    77,463
Gain on sale of properties                                                               11,103,411                         -
------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary loss                                                         11,180,446                    77,463
Extraordinary loss from debt extinguishment                                                (382,458)                        -
------------------------------------------------------------------------------------------------------------------------------
      NET INCOME                                                                       $ 10,797,988                  $ 77,463
 -----------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) ALLOCATED:
      To the General Partner                                                             $ (169,793)                  $ 3,670
      To the Limited Partners                                                            10,967,781                    73,793
------------------------------------------------------------------------------------------------------------------------------
      NET INCOME                                                                       $ 10,797,988                  $ 77,463
 -----------------------------------------------------------------------------------------------------------------------------
PER LIMITED PARTNERSHIP UNIT
    (57,490 UNITS OUTSTANDING)
      Income from operations                                                                 $ 4.23                    $ 1.28
      Gain on sale of properties                                                             193.14                         -
      Extraordinary loss from debt extinguishment                                             (6.59)                        -
------------------------------------------------------------------------------------------------------------------------------
      NET INCOME                                                                           $ 190.78                    $ 1.28
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

 -----------------------------------------------------------------------------------------------------------------------------
 -----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
FOR THE THREE MONTHS ENDED FEBRUARY 28, 1999                     GENERAL                   LIMITED
                                                                 PARTNER                  PARTNERS                     TOTAL
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT NOVEMBER 30, 1998                                     182,795                 8,992,197                 9,174,992
Net income (loss)                                               (169,793)               10,967,781                10,797,988
Distributions ($337.50 per Unit)                                  (1,340)              (19,402,875)              (19,404,215)
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 28, 1999                                    $ 11,662                 $ 557,103                 $ 568,765
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.
 ------------------------------------------------------------------------------
 ------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED FEBRUARY 28,                                                        1999                      1998
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $ 10,797,988                  $ 77,463
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                                                            110,544                   220,173
   Write-off of assets                                                                       36,555                    67,097
   Gain on sale of properties                                                           (11,103,411)                        -
   Extraordinary loss from debt extinguishment                                              382,458                         -
   Increase (decrease) in cash arising from changes in operating assets and liabilities:
      Fundings to restricted cash                                                           (40,516)                  (34,612)
      Release of restricted cash                                                            301,648                         -
      Other assets                                                                           67,458                  (240,734)
      Accounts payable and accrued expenses                                                (204,386)                   79,682
      Due to general partner and affiliates                                                 (16,038)                      406
      Security deposits                                                                     (73,629)                   (2,843)
                                                                             -------------------------------------------------
Net cash provided by operating activities                                                   258,671                   166,632
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of properties                                                     25,764,800                         -
Additions to real estate                                                                   (111,560)                 (189,887)
                                                                             -------------------------------------------------
Net cash provided by (used in) investing activities                                      25,653,240                  (189,887)
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions                                                                                     -                  (359,019)
Prepayment penalty                                                                         (315,023)                        -
Mortgage principal payments                                                              (6,072,451)                  (19,876)
                                                                             -------------------------------------------------
Net cash used in financing activities                                                    (6,387,474)                 (378,895)
------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                     19,524,437                  (402,150)
Cash and cash equivalents, beginning of period                                              424,001                 1,424,876
------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $ 19,948,438               $ 1,022,726
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                                   $ 78,229                  $ 79,826
------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Write-off of buildings and improvements                                                    $ 75,413                $ (129,032)
Write-off of accumulated depreciation                                                     $ (38,858)                 $ 61,935
------------------------------------------------------------------------------------------------------------------------------


    SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

------------------------------------------------------------------------------
------------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1998 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of February 28, 1999 and the results of operations and cash flows for the three months ended February 28, 1999 and 1998 and the consolidated statement of partners' capital for the three months ended February 28, 1999. Results of operations are not necessarily indicative of the results to be expected for the full year.

The Partnership sold its remaining investments in real estate. The sale and liquidation plan was approved by the Unitholders through a consent solicitation statement as of January 15, 1999 and the sale of the properties was completed on January 29, 1999.

For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in net income for the period.

Within 30 days of the completion of the sale of the properties, the Partnership declared a cash distribution representing substantially all of the net proceeds from sale and substantially all of the remaining assets of the Partnership less an amount for costs and contingencies associated with the sale and liquidation of the Partnership.

No other significant events have occurred subsequent to fiscal year 1998, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5).

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

On February 26, 1999, the Partnership declared a cash distribution in the amount of $19,402,875 to the Limited Partner Unitholders ($337.50 per Unit) and $1,340 to the General Partner, which amounts were equal to substantially all of the net proceeds from the sale (the "Sale") of the remaining Partnership's investments in real estate ("Properties"), together with other available cash of the Partnership less an amount for costs associated with the Sale and liquidation and other contingencies. Immediately following the distribution, the Partnership had a cash and cash equivalents balance of $544,223. The General Partner believes that the Partnership has sufficient cash to meet the obligations of the Partnership for any contingencies or costs associated with Sale and the final liquidation of the Partnership.

As a result of the Sale of the remaining Properties, the Partnership's only source of revenue prior to final liquidation will be the interest generated on the remaining cash after the initial distribution. The remaining cash is invested in an unaffiliated highly liquid money market fund.

At February 28, 1999, the Partnership had cash and cash equivalents of $19,948,438 compared with $424,001 at November 30, 1998. The increase in cash and cash equivalents is due to receipt of the proceeds from the Sale. Remaining cash available after all obligations have been satisfied, if any, will be distributed to the Unitholders.

RESULTS OF OPERATIONS

Partnership net income for the three months ended February 28, 1999 was $10,797,988 compared to $77,463 for the corresponding period in fiscal 1998. The increase for the three months ended February 28, 1999 is primarily attributable to the gain on the Sale of the Partnership's Properties.

For the three months ended February 28, 1999 the Partnership generated operating income of $77,035 compared to $77,463 for the corresponding period in fiscal 1998. Rental income totaled $614,349 for the three months ended February 28, 1999 compared with $947,444 for the corresponding period in fiscal 1998. Partnership expenses for the three months ended February 28, 1999 totaled $617,050 compared with $881,693 for the corresponding period in fiscal 1998. The decrease for fiscal 1999 in operating income, rental income and all expense categories is primarily attributable to the Sale on January 29, 1999.

YEAR 2000

Due to the consummation of the Sale in January 1999, the Partnership is no longer engaged in the operation of real properties or any other business. As a result of the foregoing, and in view of the General Partner's plan to complete the full liquidation of the Partnership prior to January 1, 2000, the Partnership has no exposure to Year 2000 issues.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks

Since the Partnership sold its remaining properties on January 29, 1999 and its mortgage indebtedness was repaid, the Partnership has no exposure to interest rate risk. In addition, the Partnership is expected to be liquidated during 1999.

                           PART II - OTHER INFORMATION

ITEMS 1-3.       Not applicable

ITEM 4.          Submission of Matters to a Vote of Security Holders

                 Pursuant to a Consent Solicitation Statement dated December 16, 1998, the Unitholders were asked to approve two proposals as follows: (i) the sale of all of the Partnership's remaining real estate investments to DOC Investors, L.L.C. (the "Sale"); and (ii) an amendment to the Partnership's partnership agreement to permit sales of Partnership properties to affiliates of the General Partner if the terms of the sale are approved by the Unitholders (the "Amendment"). By its terms, the consent solicitation was to terminate on January 15, 1999, unless such date was extended by the General Partner for an aggregate of up to an additional 40 days. Since both the Sale and the Amendment were approved by the requisite majority-in-interest of the Unitholders (i.e., at least 28,746 Units) as of January 15, 1999, the consent solicitation terminated on such date. Upon termination of the consent solicitation, the results of the consent solicitation were as follows: (i) With respect to the Sale - 35,705 Units "FOR;" 528 Units "AGAINST;" and 82 Units "ABSTAIN;" and (ii) with respect to the Amendment - 35,192 Units "FOR;" 929 Units "AGAINST;" and 194 Units "ABSTAIN." The foregoing results do not include any votes received after the termination of the consent solicitation.

ITEM 5.          Not applicable

ITEM 6.          Exhibits & Reports on Form 8-K

             (a) Exhibits

             3.1 Amendment, dated January 18, 1999 to Partnership's Second
                 Amended and Restated Certificate and Agreement of Limited Partnership (included as, and incorporated herein by reference to, Exhibit 4.1 to the Partnership's Report on Form 8-K filed on February 16, 1999).

            10.1 Agreement for Purchase and Sale and Joint Escrow Instructions
                 between Lakeview Village at Ponte Vedra Lakes Joint Venture and Doc Investors, L.L.C. dated January 26, 1999 with respect to Lakeview Village Apartments (included as, and incorporated herein by reference to, Exhibit 10.2 to the Partnership's Report on Form 8-K filed on February 16, 1999). February 16,
                 1999).

            10.2 Agreement for Purchase and Sale and Joint Escrow Instructions
                 between The Hamptons Joint Venture and Lend Lease Real Estate Investments, Inc. dated December 15, 1998, and amendment thereto, and assignment thereof, with respect to Hamptons at Quail Hollow Apartments (included as, and incorporated herein by reference to, Exhibit 10.1 to the Partnership's Report on Form 8-K filed on February 16, 1999).

             (b) Reports on Form 8-K

                 On February 16, 1999, the Partnership filed a Form 8-K for the purpose of disclosing the consummation of the sale of all of its real property investments on January 29, 1999 to DOC Investors, L.L.C. No other reports on Form 8-K were filed during the quarter ended February 28, 1999.

            (27) Financial Data Schedule

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

                          CONAM PROPERTY SERVICES IV, LTD.
                          General Partner of ConAm Realty Investors 5 L.P.

                          BY:  CONTINENTAL AMERICAN DEVELOPMENT, INC.
                               GENERAL PARTNER

Date:  April 14, 1999          BY:/s/ DANIEL J. EPSTEIN
                               Daniel J. Epstein
                               Director, President, and Principal Executive
                                  Officer

Date:  April 14, 1999          BY:/s/ ROBERT J. SVATOS
                               Robert J. Svatos
                               Vice President and Director