Form 10-Q
period 1999-05-31
CONAM REALTY INVESTORS 5 L P
filed 1999-07-14
CIK 761310

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---                                Act of 1934
                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 1999

or

     Transition Report Pursuant to Section 13 of 15(d) of the Securities --- Exchange Act of 1934 For the transition period from ____ to ____

                        COMMISSION FILE NUMBER: 0-014341


                          CONAM REALTY INVESTORS 5 L.P.
                          -----------------------------
              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER



       California                                         11-2712111
       ----------                                         ----------
STATE OR OTHER JURISDICTION OF                I.R.S. EMPLOYER IDENTIFICATION NO.
INCORPORATION OR ORGANIZATION

1764 San Diego Avenue
San Diego, CA 92110 Attn. Robert J. Svatos                      92110-1906
------------------------------------------                      ----------
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                            ZIP CODE

                                 (619) 297-6771
                                ----------------
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


                         PART 1 - FINANCIAL INFORMATION


ITEM 1.       Financial Statement


-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS                                       AT MAY 31,           AT NOVEMBER 30,
                                                                     1999                   1998
-------------------------------------------------------------------------------------------------------
ASSETS
Investments in real estate:
   Land                                                        $         -              $  3,780,687
   Buildings and improvements                                            -                22,419,500
                                                               ----------------------------------------
                                                                         -                26,200,187
   Less accumulated depreciation                                         -               (11,507,294)
                                                               ----------------------------------------
                                                                         -                14,692,893

Cash and cash equivalents                                          998,834                   424,001
Restricted cash                                                          -                   261,132
Other assets, net of accumulated amortization
   of $0 in 1999 and $164,087 in 1998                              125,019                   347,073
-------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                             $ 1,123,853              $ 15,725,099
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Mortgage payable                                            $         -              $  6,072,451
   Distribution payable                                            500,384                         -
   Accounts payable and accrued expenses                            81,250                   387,989
   Due to general partner and affiliates                                 -                    16,038
   Security deposits                                                     -                    73,629
                                                               ----------------------------------------
      Total Liabilities                                            581,634                 6,550,107
                                                               ----------------------------------------
Partners' Capital:
   General Partner                                                  11,131                   182,795
   Limited Partners (57,490 Units outstanding)                     531,088                 8,992,197
                                                               ----------------------------------------
      Total Partners' Capital                                      542,219                 9,174,992
-------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND PARTNERS' CAPITAL                  $ 1,123,853              $ 15,725,099
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 5 L.P.
 AND CONSOLIDATED VENTURES


-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                        MAY 31,                     MAY 31,
                                                                  1999         1998           1999          1998
-------------------------------------------------------------------------------------------------------------------
INCOME
Rental                                                          $       -   $ 884,396   $   614,349     $1,919,104
Interest and other                                                  8,125      21,841        87,861         23,465
                                                    ---------------------------------------------------------------
      Total Income                                                  8,125     906,237       702,210      1,942,569
-------------------------------------------------------------------------------------------------------------------
EXPENSES
Property operating                                                      -     489,193       363,493      1,022,055
Depreciation and amortization                                           -     218,901       110,544        441,025
Interest                                                                -     121,326        78,229        238,701
General and administrative                                         34,671      53,078        62,900         82,559
Write-off of assets                                                     -           -        36,555        146,839
                                                    ---------------------------------------------------------------
      Total Expenses                                               34,671     882,498       651,721      1,931,179
-------------------------------------------------------------------------------------------------------------------
Income (Loss) from operations                                     (26,546)     23,739        50,489         11,390
Gain on sale of properties                                              -           -    11,103,411              -
-------------------------------------------------------------------------------------------------------------------
Income (Loss) before extraordinary loss                           (26,546)     23,739    11,153,900         11,390
Extraordinary loss from
       debt extinguishment                                              -           -      (382,458)             -
-------------------------------------------------------------------------------------------------------------------
      NET INCOME (LOSS)                                         $ (26,546)  $  23,739   $10,771,442     $   11,390
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) ALLOCATED:
      To the General Partner                                    $    (531)  $   2,583   $  (170,324)    $    4,638
      To the Limited Partners                                     (26,015)     21,156    10,941,766          6,752
-------------------------------------------------------------------------------------------------------------------
      NET INCOME (LOSS)                                         $ (26,546)  $  23,739   $10,771,442     $   11,390
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
PER LIMITED PARTNERSHIP UNIT
    (57,490 UNITS OUTSTANDING)
      Income (Loss) from operations                             $   (0.45)  $    0.37   $      3.77     $     0.12
      Gain on sale of properties                                        -           -        193.14              -
      Extraordinary loss from
          debt extinguishment                                           -           -         (6.59)             -
-------------------------------------------------------------------------------------------------------------------
      NET INCOME (LOSS)                                         $   (0.45)  $    0.37   $    190.32     $     0.12
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                                                         GENERAL          LIMITED
FOR THE SIX MONTHS ENDED MAY 31,                                         PARTNER         PARTNERS            TOTAL
-------------------------------------------------------------------------------------------------------------------
BALANCE AT NOVEMBER 30, 1998                                             182,795        8,992,197        9,174,992
Net income (loss)                                                       (170,324)      10,941,766       10,771,442
Distributions ($337.50 per Limited Partner Unit)                          (1,340)     (19,402,875)     (19,404,215)
-------------------------------------------------------------------------------------------------------------------
BALANCE AT MAY 31, 1999                                                $  11,131     $    531,088     $    542,219
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 5 L.P.
 AND CONSOLIDATED VENTURES


------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MAY 31,                                        1999            1998
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $ 10,771,442      $   11,390
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                                        110,544         441,025
   Write-off of assets                                                   36,555         146,839
   Gain on sale of properties                                       (11,103,411)              -
       debt extinguishment                                              382,458               -
   Increase (decrease) in cash arising from changes in
   operating assets and liabilities:
      Fundings to restricted cash                                       (40,516)        (84,022)
      Release of restricted cash                                        301,648               -
      Other assets                                                      150,584        (295,322)
      Accounts payable and accrued expenses                            (306,739)          8,511
      Due to general partner and affiliates                             (16,038)            764
      Security deposits                                                 (73,629)           (775)
                                                                   -----------------------------
Net cash provided by operating activities                               212,898         228,410
------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of properties                                 25,764,800               -
Insurance recovery from fire damage                                           -         254,945
Additions to real estate                                               (111,560)       (673,504)
                                                                   -----------------------------
Net cash provided by (used in) investing activities                  25,653,240        (418,559)
------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions                                                       (18,903,831)       (710,998)
Prepayment penalty                                                     (315,023)              -
Mortgage principal payments                                          (6,072,451)        (50,176)
                                                                   -----------------------------
Net cash used in financing activities                               (25,291,305)       (761,174)
------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                    574,833        (951,323)
Cash and cash equivalents, beginning of period                          424,001       1,424,876
------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $    998,834      $  473,553
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                           $    78,229       $ 199,080
------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Write-off of buildings and improvements                            $    75,413       $(385,037)
Write-off of accumulated depreciation                              $   (38,858)      $ 138,198
------------------------------------------------------------------------------------------------


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

The unaudited interim consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of May 31, 1999 and the results of operations for the three and six months ended May 31, 1999 and 1998, cash flow for the six months ended May 31, 1999 and 1998, and the consolidated statement of partners' capital for the six months ended May 31, 1999. Results of operations are not necessarily indicative of the results to be expected for the full year.

The Partnership has sold its remaining investments in real estate. The sale and liquidation plan was approved by the Unitholders through a consent solicitation statement as of January 15, 1999 and the sale of the properties was completed on January 29, 1999.

For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in net income for the period.

Within 30 days of the completion of the sale of the properties, the Partnership declared a cash distribution representing substantially all of the net proceeds from sale and substantially all of the remaining cash from operations of the Partnership less an amount for costs and contingencies associated with the sale and liquidation of the Partnership.

No other significant events have occurred subsequent to fiscal year 1998, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

CONAM REALTY INVESTORS 5 L.P.
 AND CONSOLIDATED VENTURES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

On February 26, 1999, the Partnership declared a cash distribution in the amounts of $19,402,875 to the Limited Partner Unitholders ($337.50 per Unit) and $1,340 to the General Partner, which amounts were equal to substantially all of the net proceeds from the sale (the "Sale") of the Partnership's remaining investments in real estate ("Properties") together with other available cash from operations of the Partnership less an amount for costs associated with the liquidation of the Partnership and other contingencies. In order to meet North Carolina's non-resident income tax withholding requirements, $500,384 of the Limited Partners Unitholders distribution was withheld and is payable to the State of North Carolina. As a result of the Sale and distribution, cash and cash equivalents comprise substantially all of the remaining assets of the Partnership. The General Partner believes that the Partnership has sufficient cash to meet the needs of the Partnership for any contingencies or costs associated with the Sale and the final liquidation of the Partnership.

As a result of the Sale of the remaining Properties, the only source of revenue prior to final liquidation will be the interest generated on the remaining cash balances. The remaining cash is invested in an unaffiliated highly liquid money market fund.

At May 31, 1999, the Partnership had cash and cash equivalents of $998,834 compared with $424,001 at November 30, 1998. The increase in cash and cash equivalents is due to the Sale of the Properties and the subsequent distribution of substantially all of the net proceeds thereof and other Partnership cash. Remaining cash available, if any, after the satisfaction of all Partnership obligations will be distributed pursuant to the Partnership agreement.

RESULTS OF OPERATIONS

Partnership net income (loss) for the three and six months ended May 31, 1999 was ($26,546) and $10,771,442, respectively, compared to $23,739 and $11,390 for the corresponding periods in fiscal 1998. The increased loss for the three months ended May 31, 1999 is primarily attributable to the lack of income due to the Sale of the Properties. The increase in income for the six month period is primarily attributable to the gain on the Sale.

The Partnership generated operating income (losses) for the three and six months ended May 31, 1999 of ($26,546) and $50,489, respectively, compared to $23,739 and $11,390, respectively, for the corresponding periods in fiscal 1998. Total income for the three and six months ended May 31, 1999 totaled $8,125 and $702,210, respectively, compared with $906,237 and $1,942,569, respectively, for the corresponding period in fiscal 1998. The decreased total income is primarily attributable to the decrease in rental income attributable to the Sale on January 29, 1999, partially offset by interest income earned on the proceeds from the Sale prior to distributions to the Unitholders.

Total expenses for the three and six months ended May 31, 1999 were $34,671 and $651,721, respectively, compared to $882,498 and $1,931,179, respectively, for the corresponding periods in fiscal 1998. The decrease in total expenses is primarily attributable to the Sale.

General and administrative expenses for the three and six months ended May 31, 1999 were $34,671 and $62,900, respectively, compared to $53,078 and $82,559, respectively, for the corresponding periods in fiscal 1998. The decrease in general and administrative expenses is primarily attributable to lower fees charged for printing, mailing and investor relations.

YEAR 2000

Due to the consummation of the Sale the Partnership is no longer engaged in the operation of real properties or any other business. As a result of the foregoing, and in view of the General Partner's plan to complete the full liquidation of the Partnership prior to January 1, 2000, the Partnership has no exposure to Year 2000 issues.

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risks

Due to the consummation of the Sale and its mortgage indebtedness was repaid, the Partnership has no exposure to interest rate risk. In addition, the Partnership is expected to be liquidated during 1999.

                           PART II - OTHER INFORMATION

ITEMS 1-5.    Not applicable

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

              (b)  Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended May 31, 1999.


               (27)Financial Data Schedule

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

                         CONAM PROPERTY SERVICES IV, LTD.
                         General Partner of ConAm Realty Investors 5 L.P.

                         BY: CONTINENTAL AMERICAN DEVELOPMENT, INC. GENERAL PARTNER


Date:  July 13, 1999             BY: /s/ DANIEL J. EPSTEIN
                                     Daniel J. Epstein
                                     Director, President, and Principal
                                     Executive Officer


Date:  July 13, 1999             BY: /s/ ROBERT J. SVATOS
                                    Robert J. Svatos
                                    Vice President and Director